Form 10-Q
period 1996-03-31
HEALTH POWER INC /DE/
filed 1996-05-14
CIK 917674

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 19934 FOR THE TRANSITION PERIOD FROM ______________ TO ____________________________.



Commission file number: 0-23220


                              Health Power, Inc.
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                        Delaware                                                  31-1145640
- - -----------------------------------------------------      --------------------------------------------------------
             (State or other jurisdiction of                          (IRS Employer Identification No.)
             incorporation or organization)

        1209 Orange Street, Wilmington, Delaware                                    19801
- - -----------------------------------------------------      --------------------------------------------------------
        (Address of principal executive offices)                                   Zip Code


                                (302) 658-7581
                                --------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No . Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Common Stock, $0.01 Par Value                                        3,810,331
- - -----------------------------------------------------      --------------------------------------------------------
                       Class                                             Outstanding at May 2, 1996

                      HEALTH POWER, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                         PAGE
PART I.         FINANCIAL INFORMATION

                Item 1.     Financial Statements

                            Consolidated Balance Sheets - as of                                          3 & 4
                                     March 31, 1996 and December 31, 1995

                            Consolidated Statements of Operations for the                                  5
                                     three months ended March 31, 1996 and
                                     March 31, 1995

                            Consolidated Statements of Cash Flows - for the                                6
                                     three months ended March 31, 1996 and
                                     March  31, 1995

                            Notes to the Consolidated Financial Statements                                 7

                Item 2.     Management's Discussion and Analysis of Financial                              8
                            Condition and Results of Operations

PART II.        OTHER INFORMATION

                Item 6.       Exhibits and Reports on Form 8-K                                            12

                Signatures                                                                                13

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                      HEALTH POWER, INC. AND SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS as of March 31, 1996 and December 31, 1995


                                          March 31, 1996      December 31,
            ASSETS                         (Unaudited)            1995
            ------                        --------------      ------------
Current assets:
  Cash and cash equivalents                $22,509,260        $19,492,893
  Accounts and notes receivable              2,572,525          1,892,111
  Deferred commissions                          24,006             15,481
  Prepaid expenses                             130,021            131,051
  Income taxes                               1,454,420          1,109,155
                                           -----------        -----------


        Total current assets                26,690,232         22,640,691
                                           -----------        -----------


Property and equipment, net                  2,565,148          2,566,038
Other assets                                   515,978            515,978
                                           -----------        -----------

          Total assets                     $29,771,358        $25,722,707
                                           ===========        ===========


   The accompanying notes are an integral part of the financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         March 31, 1996      December 31,
                                                           (Unaudited)           1995
                                                         --------------      ------------
Current liabilities:
  Health care costs payable                               $ 6,842,637        $ 6,754,001
  Capitation costs withheld and risk-sharing funds            288,953            437,303
  Deferred revenues                                         8,012,749          3,703,805
  Note payable, current                                         3,031              2,963
  Accounts payable                                            820,089            514,776
  Accrued commissions                                          69,048             45,987
  Association reimbursement fees                               90,506                  0
  Accrued profit sharing                                       12,500                  0
  Accrued expenses and other liabilities                      307,076            254,197
                                                          -----------        -----------

      Total current liabilities                            16,446,589         11,713,032
                                                          -----------        -----------

  Note payable, noncurrent                                      6,947              7,731
                                                          -----------        -----------

      Total liabilities                                    16,453,536         11,720,763
                                                          -----------        -----------

Stockholders' equity:
  Common stock                                                 38,103             38,103
  Additional paid-in capital                               10,711,292         10,711,292
  Retained earnings                                         2,568,426          3,252,549
                                                          -----------        -----------

      Total stockholders' equity                           13,317,822         14,001,944
                                                          -----------        -----------

        Total liabilities and stockholders' equity        $29,771,358        $25,722,707
                                                          ===========        ===========

   The accompanying notes are an integral part of the financial statements.

                      HEALTH POWER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          for the three months ended March 31, 1996 and March 31, 1995



                                                         (Unaudited)
                                                     Three Months Ended
                                                          March 31,
                                                      1996           1995
                                                  ------------    -----------
Revenues:                                         $ 15,387,195    $14,719,177
                                                  ------------    -----------
Expenses:
  Health care costs                                 13,106,222     10,978,797
  Selling, general and administrative                3,574,820      2,836,236
                                                  ------------    -----------

                                                    16,681,042     13,815,033

      (Loss) income from operations                 (1,293,847)       904,144
Interest income and other, net                         233,460        282,709
                                                  ------------    -----------


      (Loss) income before income taxes             (1,060,387)     1,186,853

Federal, state and local income taxes (benefit)       (376,265)       452,315
                                                  ------------    -----------

        Net (loss) income                         ($   684,122)   $   734,538
                                                  ============    ===========

Net (loss) earnings per common share              ($      0.18)   $      0.19
                                                  ============    ===========

Weighted average common shares outstanding           3,810,667      3,832,998
                                                  ============    ===========

   The accompanying notes are an integral part of the financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

               for the three months ended March 31, 1995 and 1996




                                                                    (Unuadited)
                                                                 1995           1994
                                                            ------------    -----------
     Net cash provided by (used in) operating activities
                                                            $  3,098,827    ($  498,012)
                                                            ------------    -----------
Cash flows used in investing activities:

  Purchase of property and equipment, net
                                                                 (82,460)      (274,743)
                                                            ------------    -----------
     Net cash used in investing activities
                                                                 (82,460)      (274,743)
                                                            ------------    -----------
Cash flows provided by financing activities:
                                                                       0              0
                                                            ------------    -----------
     Net cash provided by financing activities
                                                                       0              0
                                                            ------------    -----------
     Net increase (decrease) in cash and cash equivalents
                                                               3,016,367       (772,755)
Cash and cash equivalents, beginning of period
                                                              19,492,893     20,220,539
                                                            ------------    -----------
       Cash and cash equivalents, end of period
                                                            $ 22,509,260    $19,447,784
                                                            ============    ===========

   The accompanying notes are an integral part of the financial statements.

                      HEALTH POWER, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements are unaudited and have been prepared by Health Power, Inc. In the opinion of management, they contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented. The results of operations for the periods ended March 31, 1996 are not necessarily indicative of operating results for a full year.


     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the December 31, 1995, financial statements and notes thereto contained in the Company's 1995 Annual Report on Form 10-K.


2. On April 9, 1996, Health Power HMO entered into a purchase agreement with ChoiceCare Health Plans, Inc., an Ohio Corporation
     ("ChoiceCare"), to acquire certain contract rights and interests with respect to ChoiceCare's provider agreement with the Ohio Department of Human Services ("ODHS"). Under that provider agreement, ChoiceCare provides health services to approximately 13,000 ADC Medicaid recipients residing in Hamilton County, Ohio. The transaction is subject to a number of conditions, including approval from ODHS and the Ohio Department of Insurance. The contract rights being assigned by ChoiceCare are to be purchased for $5.0 million. The transaction is expected to be completed, subject to the aforementioned conditions, during the second quarter of 1996.

Item 7.  Management's Discussion and Analysis of Financial Condition and
- - -------  ---------------------------------------------------------------
         Results of Operations
         ---------------------


GENERAL

         Health Power, Inc., a Delaware corporation (the "Company"), is a managed care holding company whose two wholly owned operating subsidiaries are Health Power HMO, Inc., an Ohio corporation ("Health Power HMO"), and CompManagement, Inc., an Ohio corporation ("CompManagement"). During the first quarter of 1996, Health Power HMO operated in three service areas encompassing Ohio counties based around the cities of Columbus, Dayton, and Cincinnati. Health Power HMO provides comprehensive health care services to members of its health maintenance organization ("HMO"). Health Power HMO has historically focused on serving Medicaid recipients enrolled in the aid to families with dependent children and healthy start ("ADC") programs and, to a lesser extent, commercial members enrolled through employer groups.

         The Company acquired CompManagement on July 21, 1995. The acquisition was accounted for as a pooling of interests. CompManagement, which began business in September 1984, provides claims management, medical cost containment, and managed care services to employers with respect to their workers' and unemployment compensation claims. CompManagement provides its services to over 6,400 employers located in all 88 Ohio counties.

RECENT DEVELOPMENTS

         On April 9, 1996, Health Power HMO entered into a purchase agreement with ChoiceCare Health Plans, Inc., an Ohio corporation ("ChoiceCare"), to acquire certain contract rights and interests with respect to ChoiceCare's provider agreement with the Ohio Department of Human Services ("ODHS"). Under that provider agreement, ChoiceCare provides health care services to approximately 13,000 ADC Medicaid recipients residing in Hamilton County, Ohio. The transaction is subject to a number of conditions, including approval from ODHS and the Ohio Department of Insurance. The contract rights being assigned by ChoiceCare are to be purchased for $5.0 million. The transaction is expected to be completed, subject to the aforementioned conditions, during the second quarter of 1996.

RESULTS OF OPERATIONS

         Three months ended March 31, 1996, compared to three months ended March 31, 1995

         The Company's revenues increased $.7 million, or 4.5 %, to $15.4 million during the first quarter of 1996, from $14.7 million for the same period in 1995. This increase was due to growth in the number of employers contracting with CompManagement and to growth in HMO membership, which more than offset reductions in HMO revenue per member months. CompManagement's revenues increased $.3 million, or 20.0 %, to $1.5 million during the first quarter of 1996, as compared to the same

                                    8 of 14
period in the prior year, as a result of an increase in the number of employers contracting for its services, and in particular, employers participating in group rating plans. Health Power HMO's revenues increased $.4 million, or 3.1%, to $13.9 million during the first quarter of 1996, from $13.5 million for the same period in the prior year. Health Power
HMO's ADC Medicaid revenues increased 8.8% during the first quarter of 1996, as compared to the same period in the prior year, primarily as a result of a 13.6% increase in member months, which more than offset a 4.2% decrease in the revenue per member month. Health Power HMO's commercial revenues decreased 9.7% during the first quarter of 1996, as compared to the same period in the prior year, primarily as a result of a 11.1% decrease in the revenue per member months, which more than offset a 1.6% increase in member months. The decrease in the ADC Medicaid revenue per member month resulted from the March 1, 1995 capitation rate reduction of approximately 5% from ODHS, discussed below. The decrease in the commercial revenue per member month was the result of the increasingly competitive and price sensitive commercial marketplace. In particular, Health Power HMO's current one-year agreements with the State of Ohio employer group, which were effective July 1, 1995, provide for an annual per member premium rate which represents an approximate 14% reduction from the prior year's per member premium rate.

      Health Power HMO's health care costs increased $2.1 million, or 19.4%, to $13.1 million during the first quarter of 1996, from $11.0 million for the same period in 1995. Health care costs, stated as a percentage of Health Power HMO's revenues (the "HMO medical loss ratio"), were 94.5% for the first quarter of 1996, as compared to 81.6% for the same period in the prior year. The increase in the HMO medical loss ratio was primarily due to increases in per member health care costs of 19.2% and 4.3% for commercial and ADC Medicaid business, respectively, during the first quarter of 1996, as compared to the same period in the prior year, along with the aforementioned 11.1% decrease in per member commercial revenue and the 4.2% decrease in per member ADC Medicaid revenue during the same period. Health Power HMO normally adjusts its commercial rating to include health care cost increases, but also balances marketing decisions against marketplace considerations. With respect to ADC Medicaid pricing, because Health Power HMO's monthly per member capitation rate payment from ODHS is based, in part, on ODHS estimates of ADC Medicaid health care cost increases, Health Power HMO is unable to appropriately adjust its pricing if actual ADC Medicaid health care costs increase at a rate in excess of the ODHS estimates. Health Power HMO continues its efforts to control health care costs through claims auditing, utilization review, improved provider contracting, and increased efficiencies through improved technology.

      The Company's selling, general and administrative ("SGA") expenses increased $.7 million, or 26.0%, to $3.6 million for the first quarter of 1996, from $2.8 million for the same period in 1995. CompManagement's SGA expenses increased $.3 million, or 30.0%, to $1.2 million for the first quarter of 1996, from $1.0 million for the same period in the prior year, primarily as a result of increases in selling commissions and other expenses necessary to support the increase in the number of employers contracting for its services. Health Power HMO's SGA expenses decreased $.2 million, or 9.5%, to $2.1 million for the first quarter of 1996, from $2.3 million for the same period in 1995. These SGA expenses, stated as a percentage of Health Power HMO's revenues (the "HMO administrative ratio"), were 14.9% for the first quarter of 1996, as compared to 17.5% for the same period in 1995. In the fourth quarter of 1995, the Company revised its accounting procedure for allocating certain administrative expenses among its subsidiaries. Prior to this change, all administrative expenses, regardless of purpose, were allocated to Health Power HMO. The change in the accounting procedure was implemented because of the Company's acquisition of CompManagement and the need to better allocate administrative expenses that were applicable to the consolidated operations of the Company but not specific to the operation of any one subsidiary. Certain of these administrative expenses are now allocated to the Company's management-subsidiary which is responsible for managing and overseeing the operations of Health Power HMO and certain of the Company's other subsidiaries. These other administrative expenses were $.3 million for the first quarter of 1996. The decrease in the SG&A expense for Health Power HMO, as well as the lower HMO administrative ratio, was due to this change.

 The Company will incur substantial expenses during 1996 in connection with establishing its presence in the new Northeast service area (including Cleveland), expanding its network of providers, continuing the

                                   9 of 14
expansion and upgrading of its information system, strengthening internal controls and operating procedures, training and developing personnel, and pursuing NCQA accreditation. CompManagement may also incur substantial expenses during such period in connection with increasing the number of its support staff, training and developing personnel, expanding and upgrading its information system, and developing products and support systems for the managed care workers' compensation product. The Company's management believes these activities are necessary to position Health Power HMO and CompManagement for continued growth. However, these activities will adversely impact 1996 earnings.

        The Company's interest income and other decreased $49,000 to $.2 million for the first quarter of 1996, from $.3 million for the same period in the prior year. This decrease resulted primarily from a decrease in the average available investable cash balance combined with reduced interest yields.

        The Company had an income tax benefit of $.4 million for the first quarter of 1996, as compared to an income tax expense of $.3 million for the same period in 1995. This tax benefit was the result of a loss from operations of $1.3 million.

         As a result of the foregoing, the Company sustained a net loss of $.7 million as compared to net income of $.7 million during the same period in the prior year.

         Effective March 1, 1995, Health Power HMO received an approximate 5% capitation rate reduction from ODHS with respect to its ADC Medicaid membership, which rate will be effective until June 30, 1996. The Company expects further capitation rate reductions from ODHS, varying by service area, of approximately 10%. These further reduced rates will be effective for the period of July 1, 1996 through June 30, 1997. Similar reductions were and will be applied by ODHS to other HMOs providing health care services to ADC Medicaid recipients in Ohio. In addition, Health Power HMO's current commercial agreements with the State of Ohio employer group provide for an annual per member premium rate which represents an approximate 14% reduction from the prior year's per member premium rate through June 30, 1995. These reduced rates had an adverse effect on the first quarter 1996 revenues and net income of the Company. These rates, coupled with the substantial expenses to be incurred during 1996 in connection with the establishment of a presence in the Northeast service area, the expansion of the provider network, and the incurrance of the other expenses, as discussed above, will have an adverse effect on the net income of the Company for 1996. The Company will likely report losses during most or all of 1996. The Company's management believes that the Company will return to profitable operations; however, there can be no assurance as to when this will occur.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations through internally generated funds and the net proceeds from the March 1994 public offering, and its principal sources of cash have been premium revenues from Health Power HMO, contract revenues from CompManagement, and investment income. The net proceeds from the March 1994 public offering were $8.6 million. The Company's principal capital needs are to fund planned geographic and product expansion, for property and equipment purchases, to increase marketing and sales efforts, to maintain necessary regulatory capital, and for possible acquisitions. At March 31, 1996, the statutory net worth of Health Power HMO was $1.8 million, which met the minimum statutory net worth requirements of the Ohio Department of Insurance.

        At March 31, 1996, the Company had working capital of $10.2 million, as compared to working capital of $10.9 million at December 31, 1995. At March 31, 1996, cash and cash equivalents were $22.5 million, a increase of $3.0 million from $19.5 million at December 31, 1995. This increase was attributable primarily to

                                   10 of 14
the receipt of deferred revenue by CompManagement during the first quarter of 1996. The Company's cash and cash equivalents do not include statutory cash deposits segregated as required by the Ohio Department of Insurance and the Ohio Department of Human Services. These deposits of $0.4 million as of March 31, 1996, are included with other assets on the balance sheet.

         Net cash provided by operating activities was $3.1 million for the first quarter of 1996, as compared to net cash used in operating activities of $.5 million during the same period in the prior year. In general, changes from year to year in cash flow from operations are primarily due to changes in net earnings, health care costs payable, purchase of property and equipment, and deferred revenues. Many of these fluctuations are due to timing of cash receipts or payments. Because premium payments received prior to the month of coverage are recorded as deferred revenues, the extent of such receipts can cause fluctuations in the total amount of cash from month to month.

         The Company believes that internally generated funds and existing working capital will be sufficient to support the Company's currently planned expansion in existing and new geographic markets.


INFLATION

         Historically, medical costs have risen at a higher rate than the general rate of inflation. The Company believes that its cost containment procedures and contractual arrangements with providers mitigate, but do not wholly offset, the effects of medical cost inflation on its operating results.

         The commercial marketplace was intensely competitive and price sensitive during 1995, a trend which continued during the first quarter of 1996. The Company believes that this trend will continue for the balance of 1996, perhaps longer. Because commercial premium rate changes are balanced against marketplace considerations, Health Power HMO has generally been unable to increase its commercial premium rates commensurate with its medical cost increases.

         With respect to ADC Medicaid capitation rates, and as previously discussed, effective July 1, 1995, Health Power HMO received an approximate 5% capitation rate reduction from ODHS with respect to its ADC Medicaid membership. This rate will be effective until June 30, 1996. The Company expects further capitation rate reductions from ODHS, varying by service area, of approximately 10%. These further reduced rates will be effective, for the period of July 1, 1996 through June 30, 1997.

         Because of the foregoing, the Company may be unable to offset the adverse effects of inflationary medical cost increases to its operation.

                                   11 of 14

                          Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibits
                   --------
                   27       Financial Data Schedule

          (b)      Reports on Form 8-K
                   -------------------
                   No reports on Form 8-K were filed or required during the quarter.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                               HEALTH POWER, INC.




DATE:  MAY 14, 1996            BY  /s/ Thomas E. Beaty, Jr.
                               ---------------------------------------------
                                     THOMAS E. BEATY, JR., PRESIDENT AND
                                     CHIEF OPERATING OFFICER





DATE:  MAY 14, 1996            BY  /s/ Daryl L. Klinko
                               ------------------------------------------------
                                     DARYL L. KLINKO, EXECUTIVE VICE PRESIDENT/
                                     INTERNAL AFFAIRS, CHIEF FINANCIAL OFFICER
                                     AND TREASURER




DATE:  MAY 14, 1996            BY  /s/ Ronald J. Wurtz
                               ------------------------------------------------
                                     RONALD J. WURTZ, CONTROLLER AND
                                     PRINCIPAL ACCOUNTING OFFICER