Form 10-Q
period 1996-06-30
HEALTH POWER INC /DE/
filed 1996-08-14
CIK 917674

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 19934 FOR THE TRANSITION PERIOD FROM ______________ _____ TO ____________________________.

Commission file number: 0-23220

                               Health Power, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                     31-1145640
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

1209 Orange Street, Wilmington, Delaware                         19801
(Address of principal executive offices)                        Zip Code

                                 (302) 658-7581
              (Registrant's telephone number, including area code)

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

   Common Stock, $0.01 Par Value                    3,810,331
             Class                      Outstanding at August 6, 1996

                       HEALTH POWER, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE

PART I.   FINANCIAL INFORMATION

          Item 1.     Financial Statements

                      Consolidated Balance Sheets - as of                 3 & 4
                      June 30, 1996 and December 31, 1995

                      Consolidated Statements of Operations for the         5
                      three months ended and six months ended
                      June 30, 1996 and June 30, 1995


                      Consolidated Statements of Cash Flows - for the       6
                      six months ended June 30, 1996 and June 30, 1995

                      Notes to the Consolidated Financial Statements        7

          Item 2.     Management's Discussion and Analysis of Financial     8
                      Condition and Results of Operations

PART II.  OTHER INFORMATION

          Item 6.       Exhibits and Reports on Form 8-K                    15

          Signatures                                                        16

                            PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                       HEALTH POWER, INC. AND SUBSIDIARIES

      CONSOLIDATED BALANCE SHEETS as of June 30, 1996 and December 31, 1995

                                                                                June 30, 1996           December 31,
                                ASSETS                                            (Unaudited)                1995
                                ------                                          -------------           ------------

Current assets:
  Cash and cash equivalents                                                          $14,705,339          $19,492,893
  Accounts and notes receivable                                                        3,130,745            1,892,111
  Deferred commissions                                                                    38,315               15,481
  Prepaid expenses                                                                       120,128              131,051
  Income taxes                                                                         1,669,940            1,109,155
                                                                                     -----------          -----------

        Total current assets                                                          19,664,467           22,640,691
                                                                                     -----------          -----------

Property and equipment, net                                                            2,362,007            2,566,038
Other assets                                                                             514,665              515,978
Intangible assets                                                                      5,000,000                    0
                                                                                     -----------          -----------

          Total assets                                                               $27,541,139          $25,722,707
                                                                                     ===========          ===========

    The accompanying notes are an integral part of the financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    June 30, 1996         December 31,
                                                                                     (Unaudited)             1995
                                                                                    -------------         ------------

Current liabilities:
  Health care costs payable                                                          $ 7,359,626          $ 6,754,001
  Capitation costs withheld and risk-sharing funds                                       543,919              437,303
  Deferred revenues                                                                    6,790,646            3,703,805
  Accounts payable                                                                       509,589              514,776
  Accrued commissions                                                                     96,177               45,987
  Accrued profit sharing                                                                  25,000                    0
  Accrued expenses and other liabilities                                                 264,488              264,891
                                                                                     -----------          -----------

     Total current liabilities                                                       15,589,445           11,720,763
                                                                                     -----------          -----------

Stockholders' equity:
  Common stock                                                                            38,103               38,103
  Additional paid-in capital                                                          10,711,292           10,711,292
  Retained earnings                                                                    1,202,299            3,252,549
                                                                                     -----------          -----------

      Total stockholders' equity                                                      11,951,694           14,001,944
                                                                                     -----------          -----------

        Total liabilities and stockholders' equity                                   $27,541,139          $25,722,707
                                                                                     ============         ===========


    The accompanying notes are an integral part of the financial statements.

                       HEALTH POWER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 (Unaudited)                         (Unaudited)
                                                              Three Months Ended                   Six Months Ended
                                                                   June 30,                             June 30,
                                                            1996              1995               1996              1995
                                                            ----              ----               ----              ----

Revenues:                                             $ 15,495,116        $14,768,933       $ 30,882,311        $29,488,110
                                                      ------------        -----------       ------------        -----------

Expenses:
  Health care costs                                     13,827,313         11,390,189         26,933,535         22,368,986
  Selling, general and administrative                    3,867,744          3,158,577          7,442,564          5,994,813
                                                      ------------        -----------       ------------        -----------

                                                        17,695,057         14,548,766         34,376,099         28,363,799

      (Loss) income from operations                     (2,199,941)           220,167         (3,493,788)         1,124,311
Interest income and other, net                              97,222            317,487            330,682            600,196
                                                      ------------        -----------       ------------        -----------

      (Loss) income before income taxes                 (2,102,719)           537,654         (3,163,106)         1,724,507

Federal, state and local income taxes (benefit)           (736,591)           178,475         (1,112,856)           630,790
                                                      ------------        -----------       ------------        -----------

        Net (loss) income                             ($ 1,366,128)       $   359,179       ($ 2,050,250)       $ 1,093,717
                                                      ============        ===========       ============        ===========

Net (loss) earnings per common share                  ($      0.36)       $      0.09       ($      0.54)       $      0.29
                                                      ============        ===========       ============        ===========

Weighted average common shares outstanding               3,810,331          3,840,702          3,810,331          3,836,740
                                                      ============        ===========       ============        ===========

    The accompanying notes are an integral part of the financial statements.

                       HEALTH POWER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                          (Unuadited)
                                                                     1996                 1995
                                                                     ----                 ----

     Net cash provided by operating activities                   $   312,940         $   145,031
                                                                 -----------         -----------

Cash flows used in investing activities:

  Proceeds from sale of assets                                        99,000                   0
  Purchase of property and equipment, net                           (200,807)         (1,750,801)
  Deposits and other assets                                            1,313              16,660
  Intangible assets                                               (5,000,000)                  0
                                                                 -----------         -----------

     Net cash used in investing activities                        (5,100,494)         (1,734,141)
                                                                 -----------         -----------
Cash flows provided by financing activities:

  Issuance of common stock for cash                                        0               2,066
                                                                 -----------         -----------
     Net cash provided by financing activities                             0               2,066
                                                                 -----------         -----------
     Net decrease in cash and cash equivalents                    (4,787,554)         (1,587,044)

Cash and cash equivalents, beginning of period                    19,492,893          20,220,539
                                                                 -----------         -----------

       Cash and cash equivalents, end of period                  $14,705,339         $18,633,495
                                                                 ===========         ===========

    The accompanying notes are an integral part of the financial statements.

                       HEALTH POWER, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements are unaudited and have been prepared by Health Power, Inc. In the opinion of management, they contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented. The results of operations for the periods ended June 30, 1996 are not necessarily indicative of operating results for a full year.

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

2. Effective as of June 30, 1996, Health Power HMO, Inc. acquired by assignment from ChoiceCare Health Plans, Inc., an Ohio corporation ("ChoiceCare"), certain contract rights with respect to ChoiceCare's provider agreement with the Ohio Department of Human Services. Under that provider agreement, ChoiceCare previously provided health care services to Medicaid recipients residing in Hamilton County, Ohio, enrolled in the Aid to Families with Dependent Children and Healthy Start programs (the "ADC Medicaid Recipients"). Through its acquisition of such contract rights, approximately 12,000 ADC Medicaid Recipients previously served by ChoiceCare were automatically enrolled in Health Power HMO, Inc.'s health maintenance organization effective as of July 1, 1996. The purchase price for the contract rights assigned to Health Power HMO, Inc. was $5.0 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         Health Power, Inc., a Delaware corporation (the "Company"), is a managed care holding company whose two wholly owned operating subsidiaries are Health Power HMO, Inc., an Ohio corporation ("Health Power HMO"), and CompManagement, Inc., an Ohio corporation ("CompManagement"). During the second quarter of 1996, Health Power HMO operated in three service areas encompassing Ohio counties based around the cities of Columbus, Dayton, and Cincinnati. Health Power HMO provides comprehensive managed health care services to members of its health maintenance organization ("HMO"). Health Power HMO has historically focused on serving Medicaid recipients enrolled in the aid to families with dependent children and healthy start ("ADC") programs and, to a lesser extent, commercial members enrolled through employer groups.

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

         This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the Annual Report on Form 10-K and quarterly report on Form 10-Q for the quarter ended March 31, 1996. The Company cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Company, involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those expressed or implied.

RECENT DEVELOPMENTS

         Completion of Transaction with ChoiceCare

         Effective as of June 30, 1996, Health Power HMO acquired by assignment from ChoiceCare Health Plans, Inc., an Ohio corporation ("ChoiceCare"), certain contract rights with respect to ChoiceCare's provider agreement with the Ohio Department of Human Services. Under that provider agreement, ChoiceCare previously provided health care services to Medicaid recipients residing in Hamilton County, Ohio, enrolled in the Aid to Families with Dependent Children and Healthy Start programs (the "ADC Medicaid Recipients"). Through its acquisition of such contract rights, approximately 12,000 ADC Medicaid Recipients previously served by ChoiceCare were automatically enrolled in Health Power HMO's health maintenance organization effective as of July 1, 1996. The purchase price for the contract rights assigned to Health Power HMO was $5.0 million. The Results of Operations set forth below do not reflect the acquisition of such contract rights or the enrollment of the ADC Medicaid Recipients previously served by ChoiceCare.

         Offering of Health Care Services in Northeast Ohio

         In July 1996, Health Power HMO began offering its managed health care services in Cuyahoga, Lorain, Mahoning, and Summit Counties, Ohio (the "Northeast Service Area"). Health Power HMO will serve commercial members in all four of these counties and ADC Medicaid Recipients in Cuyahoga and Mahoning Counties.

         Offering of Private Label Product on Behalf of MedOhio Health

         Effective as of July 31, 1996, Health Power HMO and Health Power Management Corporation, the Company's wholly owned management company subsidiary ("HMPC"), entered into agreements with MedOhio Health, Inc. and its wholly owned subsidiary, MedOhio Health Plan, Inc. (collectively, "MedOhio Health"), to offer and manage on behalf of MedOhio Health a private label managed care product to be known as the "University Health Care Plan" (the "MedOhio Product"). The MedOhio Product will be offered by Health Power HMO to Franklin County ADC Medicaid Recipients. The provider network for the MedOhio Product will consist of hospitals and physician-providers associated with The Ohio State University.

RESULTS OF OPERATIONS

         Three months ended June 30, 1996, compared to three months ended June 30, 1995

         The Company's revenues increased $.7 million, or 4.9%, to $15.5 million during the second quarter of 1996, from $14.8 million for the same period in 1995. This increase was due to growth in the number of employers contracting with CompManagement and to growth in HMO membership, which more than offset reductions in HMO revenue per member months. CompManagement's revenues increased $.3 million, or 26.2 %, to $1.6 million during the second quarter of 1996, as compared to the same period in the prior year, as a result of an increase in the number of employers contracting for its services, and in particular, employers participating in group rating plans. Health Power HMO's revenues increased $.4 million, or 2.8%, to $13.8 million during the second quarter of 1996, from $13.4 million for the same period in the prior year. Health Power HMO's ADC Medicaid revenues increased 8.7% during the second quarter of 1996, as compared to the same period in the prior year, primarily as a result of a 7.8% increase in member months and a .8% increase in the revenue per member month. Health Power HMO's commercial revenues decreased 10% during the second quarter of 1996, as compared to the same period in the prior year, primarily as a result of a 10.7% decrease in the revenue per member months, which more than offset a .7% increase in member months. The increase in the ADC Medicaid revenue per member month resulted from a change in the overall mix of ADC Medicaid Recipients enrolled in the HMO. This enrollment mix effects the ADC Medicaid revenue per member because ODHS pays different capitation rates based upon a member's age and sex. The decrease in the commercial revenue per member month was the result of the increasingly competitive and price sensitive commercial marketplace. In particular, Health Power HMO's per member premium rate for the State of Ohio employer group which was in effect for the second quarter of 1996 represented an approximate 14% reduction from the per member premium rate for the same period in the prior year.

         Health Power HMO's health care costs increased $2.4 million, or 21.4%, to $13.8 million during the second quarter of 1996, from $11.4 million for the same period in 1995. Health care costs, stated as a percentage of Health Power HMO's revenues (the "HMO medical loss ratio"), were 100.1% for the second quarter of 1996, as compared to 84.8% for the same period in the prior year. The increase in the HMO medical loss ratio was primarily due to increases in per member health care costs coupled with a nominal increase in per member ADC Medicaid revenue and a decrease in per member commercial revenue during the same period. The per member health care costs for the ADC Medicaid business increased 13.9% during the second quarter of 1996, as compared to the same period in the prior year, while the ADC Medicaid business experienced only a .8% increase in per member revenue. The increase in the ADC Medicaid per member revenue was attributable to changes in the overall enrollment mix of ADC Medicaid Recipients rather than an increase in the capitation rates from ODHS. The capitation rates from ODHS are fixed in advance of each year's agreement, and Health

Power HMO is unable to adjust such rates during the contract term. ODHS bases its rates, in part, on its estimates of ADC Medicaid health care cost increases. Health Power HMO is experiencing health care cost increases at rates in excess of the ODHS cost estimates. The per member health care costs for commercial business increased 18.1% during the second quarter of 1996, as compared to the same period in the prior year, while the commercial business suffered a 10.7% decrease in per member commercial revenue during the same period. Health Power HMO normally adjusts its commercial rating to include health care cost increases, but also balances marketing decisions against marketplace considerations. Health Power HMO continues its efforts to control health care costs through claims auditing, utilization review, improved provider contracting, and increased efficiencies through improved technology.

        The Company's selling, general and administrative ("SGA") expenses increased $.7 million, or 22.4%, to $3.9 million for the second quarter of 1996, from $3.2 million for the same period in 1995. CompManagement's SGA expenses increased $.2 million, or 20.5 %, to $1.3 million for the second quarter of 1996, from $1.1 million for the same period in the prior year, primarily as a result of increases in selling commissions and other expenses necessary to support the increase in the number of employers contracting for its services. Health Power HMO's SGA were $2.1 million for the second quarter of 1996 and for the same period in 1995. These SGA expenses, stated as a percentage of Health Power HMO's revenues (the "HMO administrative ratio"), were 15.5% for the second quarter of 1996, as compared to 15.5% for the same period in 1995. In the fourth quarter of 1995, the Company revised its accounting procedure for allocating certain administrative expenses among its subsidiaries. Prior to this change, all administrative expenses, regardless of purpose, were allocated to Health Power HMO. The change in accounting procedure was implemented because of the Company's acquisition of CompManagement and the need to better allocate administrative expenses that were applicable to the consolidated operations of the Company but not specific to the operation of any one subsidiary. Certain of these administrative expenses are now allocated to the Company's management-subsidiary which is responsible for managing and overseeing the operations of Health Power HMO and certain of the Company's other subsidiaries. These other SGA expenses were $.4 million for the second quarter of 1996.

        The Company's interest income and other decreased $.2 million to $.1 million for the second quarter of 1996, from $.3 million for the same period in the prior year. This decrease resulted primarily from a decrease in the average available investable cash balance combined with reduced interest yields. Also, the Company wrote off computer software no longer anticipated for future use in the amount of $137,000 during the second quarter of 1996.

        The Company had an income tax benefit of $.7 million for the second quarter of 1996, as compared to an income tax expense of $.2 million for the same period in 1995. This tax benefit was the result of a loss from operations of $2.1 million.

         As a result of the foregoing, the Company sustained a net loss of $1.4 million as compared to net income of $.4 million during the same period in the prior year.

         Health Power HMO has experienced and continues to experience premium and capitation rate decreases at a time when its health care costs are increasing. In particular, the Company's operating results have been and will continue to be adversely affected by capitation rate reductions from ODHS. For the period of July 1, 1995 through June 30, 1996, Health Power HMO received a per member capitation rate which represented a reduction of approximately 5% from the prior year's per member premium rate. For the upcoming period of July 1, 1996 through June 30, 1997, Health Power HMO will receive a per member capitation rate which represents a further reduction of approximately 12%.

         The Company has also incurred substantial expenses during 1996 in connection with establishing its presence in the Northeast Service Area, expanding its network of providers, continuing the expansion and upgrading of its information system, strengthening internal controls and operating procedures, training and developing personnel, and pursuing NCQA accreditation. As previously discussed, Health Power HMO has begun offering its managed health care services in the Northeast Service Area. In addition, the Company's NCQA accreditation review was completed during the second quarter of 1996. The Company will continue to incur expenses in 1996 in support of these activities. The Company's management believes these activities are necessary to position Health Power HMO for continued growth. However, these activities will adversely impact 1996 earnings, and there can be no assurance that such activities will result in such future growth.

         As previously discussed, effective as of June 30, 1996, Health Power HMO acquired certain contract rights from ChoiceCare for a purchase price of $5.0 million (see "Recent Developments--Completion of Transaction with ChoiceCare). Because of the nature of the intangible asset acquired, the Company anticipates amortizing the purchase price over a short period of time. Currently, the Company anticipates that the entire purchase price will be amortized during the third quarter of 1996.

         The reduced premium and capitation rates, the substantial expenditures for the establishment of a presence in the Northeast Service Area and the incurrance of the other expenses, and the amortization of the contract rights acquired from ChoiceCare, all as discussed above, have had and will continue to have an adverse effect on the net income of the Company for 1996. The Company will likely report losses during all of 1996 and into 1997. The Company's management believes that the Company will return to profitable operations; however, there can be no assurance as to when this will occur.

         Six months ended June 30, 1996, compared to six months ended June 30, 1995

         The Company's revenues increased $1.4 million, or 4.7%, to $30.9 million during the first six months of 1996, from $29.5 million for the same period in 1995. This increase was due to growth in the number of employers contracting with CompManagement and to growth in HMO membership, which more than offset reductions in HMO revenue per member months. CompManagement's revenues increased $.6 million, or 23.2 %, to $3.2 million during the first six months of 1996, as compared to the same period in the prior year, as a result of an increase in the number of employers contracting for its services, and in particular, employers participating in group rating plans. Health Power HMO's revenues increased $.8 million, or 2.9%, to $27.7 million during the first six months of 1996, from $26.9 million for the same period in the prior year. Health Power HMO's ADC Medicaid revenues increased 8.8% during the first six months of 1996, as compared to the same period in the prior year, primarily as a result of a 10.7% increase in member months, which more than offset a 1.7% decrease in the revenue per member month. Health Power HMO's commercial revenues decreased 9.9% during the first six months of 1996, as compared to the same period in the prior year, primarily as a result of a 10.9% decrease in the revenue per member months, which more than offset a 1.1% increase in member months. The decrease in the ADC Medicaid revenue per member month resulted from the March 1, 1995 capitation rate reduction of approximately 5% from ODHS, discussed above. The decrease in the commercial revenue per member month was the result of the increasingly competitive and price sensitive commercial marketplace. In particular, Health Power HMO's per member premium rate for the State of Ohio employer group which was in effect for the first half of 1996 represented an approximate 14 % reduction from the per member premium rate for the same period in the prior year.

        Health Power HMO's health care costs increased $4.6 million, or 20.4%, to $26.9 million during the first six months of 1996, from $22.3 million for the same period in 1995. The HMO medical loss ratio, was 97.3% for the first six months of 1996, as compared to 83.2% for the same period in the prior year. The increase in the HMO medical loss ratio was primarily due to increases in per member health care costs coupled with decreases in per member revenues during the same period. The per member health care costs for the ADC Medicaid business increased 9.0% during the first half of 1996, as compared to the same period in the prior year, while the ADC Medicaid business suffered a 1.7% decrease in per member revenue. The capitation rates from ODHS are fixed in advance of each year's agreement, and Health Power HMO is unable to adjust such rates during the contract term. ODHS bases its rates, in part, on its estimates of ADC Medicaid health care cost increases. Health Power HMO is experiencing health care cost increases at rates in excess of the ODHS estimates. The per member health care costs for commercial business increased 18.6% during the first half of 1996, as compared to the same period in the prior year, while the commercial business suffered a 10.9% decrease in per member commercial revenue during the same period. Health Power HMO normally adjusts its commercial rating to include health care cost increases, but also balances marketing decisions against marketplace considerations. Health Power HMO continues its efforts to control health care costs through claims auditing, utilization review, improved provider contracting, and increased efficiencies through improved technology.

        The Company's SGA expenses increased $1.4 million, or 24.2%, to $7.4 million for the first six months of 1996, from $6 million for the same period in 1995. CompManagement's SGA expenses increased $.5 million, or 25 %, to $2.5 million for the first six months of 1996, from $2 million for the same period in the prior year, primarily as a result of increases in selling commissions and other expenses necessary to support the increase in the number of employers contracting for its services. Health Power HMO's SGA expenses increased $.3 million, or 8.1%, to $4.3 million for the first six months of 1996, from $4 million for the same period in 1995. The HMO administrative ratio was 15.5% for the first six months of 1996, as compared to 14.8% for the same period in 1995. The increase in the HMO administrative ratio was primarily due to expenses in connection with the Company establishing its presence in the Northeast Service Area, increased marketing and sales expenditures, and expenses associated with efforts to seek NCQA accreditation. Other SGA expenses were $.6 million for the first half of 1996.

The Company's interest income and other decreased $.3 million to $.3 million for the first six months of 1996, from $.6 million for the same period in the prior year. This decrease resulted primarily from a decrease in the average available investable cash balance combined with reduced interest yields. Also, during the first quarter of 1996, the Company wrote off $137,000 of software no longer considered for future use.

        The Company had an income tax benefit of $1.1 million for the first six months of 1996, as compared to an income tax expense of $.6 million for the same period in 1995. This tax benefit was the result of a loss from operations of $3.2 million.

         As a result of the foregoing, the Company sustained a net loss of $2.1 million as compared to net income of $1.1 million during the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations through internally generated funds and the net proceeds from the March 1994 public offering, and its principal sources of cash have been premium revenues from Health Power HMO, contract revenues from CompManagement, and investment income. The net proceeds from the March 1994 public offering were $8.6 million. The Company's principal capital needs are to fund ongoing operations and to maintain necessary regulatory capital. At March 31, 1996, the statutory net worth of Health Power HMO was $1.8 million, which met the minimum statutory net worth requirements of the Ohio Department of Insurance.

        At June 30, 1996, the Company had working capital of $4.1 million, as compared to working capital of $10.9 million at December 31, 1995. At June 30, 1996, cash and cash equivalents were $14.7 million, a decrease of $4.8 million from $19.5 million at December 31, 1995. This decrease was attributable primarily to the payment of the $5.0 million purchase price to ChoiceCare for the acquisition of certain contract rights of ChoiceCare (see "Recent Developments--Completion of Transaction with ChoiceCare). The Company's cash and cash equivalents do not include statutory cash deposits segregated as required by the Ohio Department of Insurance and the Ohio Department of Human Services. These deposits of $0.4 million as of June 30, 1996, are included with other assets on the balance sheet.

         Net cash provided by operating activities was $.3 million for the first six months of 1996, as compared $.1 million during the same period in 1995. In general, changes from year to year in cash flow from operations are primarily due to changes in net earnings, health care costs payable, purchase of property and equipment, and deferred revenues. Many of these fluctuations are due to timing of cash receipts or payments. Because premium payments received prior to the month of coverage are recorded as deferred revenues, the extent of such receipts can cause fluctuations in the total amount of cash from month to month.

         As previously discussed, the Company will likely report losses during 1996 and into 1997. These losses will adversely impact the Company's liquidity. As previously discussed, the Company is attempting to control and, where possible, decrease its expenses through a variety of methods. However, the Company has experienced and continues to experience premium and capitation rate decreases, in particular with respect to its ADC Medicaid membership, which effects the Company's ability to generate sufficient revenues to offset its health care costs. The Company's management believes that existing working capital will be sufficient to support the Company's ongoing operations during 1996. However, continued and substantial losses into 1997 will affect the Company's ability to maintain its current operations.

INFLATION

         Historically, medical costs have risen at a higher rate than the general rate of inflation. The Company believes that its cost containment procedures and contractual arrangements with providers mitigate, but do not wholly offset, the effects of medical cost inflation on its operating results.

         The commercial marketplace was intensely competitive and price sensitive during 1995, a trend which continued during the first six months of 1996. The Company believes that this trend will continue for the balance of 1996, perhaps longer. Because commercial premium rate changes are balanced against marketplace considerations, Health Power HMO has generally been unable to increase its commercial premium rates commensurate with its medical cost increases.

         With respect to ADC Medicaid capitation rates, and as previously discussed, effective July 1, 1995, Health Power HMO received an approximate 5 % capitation rate reduction from ODHS with respect to its ADC Medicaid membership. This rate was in effective until June 30, 1996. The Company received further capitation rate reductions from ODHS, varying by service area, of approximately 12 %. These further reduced rates will be effective for the period of July 1, 1996 through June 30, 1997.

         Because of the foregoing, the Company may be unable to offset the adverse effects of inflationary medical cost increases to its operation.

                           Part II - Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K
                           No reports on Form 8-K were filed or required during the quarter.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                         HEALTH POWER, INC.

DATE:  AUGUST 13, 1996             BY
                                   -----------------------------------------
                                         THOMAS E. BEATY, JR., PRESIDENT AND
                                         CHIEF OPERATING OFFICER

DATE:  AUGUST 13, 1996

                                   BY
                                   -----------------------------------------
                                         RONALD J. WURTZ, CONTROLLER AND
                                         PRINCIPAL ACCOUNTING OFFICER