Form 10-Q
period 1996-09-30
HEALTH POWER INC /DE/
filed 1996-11-14
CIK 917674

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ _____ TO ____________________________.

Commission file number: 0-23220
                        -------

                               Health Power, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     31-1145640
------------------------------------------  -----------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

 1209 Orange Street, Wilmington, Delaware                  19801
------------------------------------------  -----------------------------------
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

     Common Stock, $0.01 Par Value                      3,810,331
------------------------------------------  -----------------------------------
              Class                           Outstanding at November 12, 1996

                       HEALTH POWER, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                            PAGE
PART I.         FINANCIAL INFORMATION

                Item 1.     Financial Statements

                            Consolidated Balance Sheets - as of                             3 & 4
                                     September 30, 1996 and December 31, 1995

                            Consolidated Statements of Operations for the                     5
                                     three months ended and nine months ended
                                     September 30, 1996 and September 30, 1995

                            Consolidated Statements of Cash Flows - for the nine months       6
                                     ended September 30, 1996 and September 30, 1995

                            Notes to the Consolidated Financial Statements                    7
PART II.

                Item 2.     Management's Discussion and Analysis of Financial                 8
                            Condition and Results of Operations

                OTHER INFORMATION

                Item 6.       Exhibits and Reports on Form 8-K                                15

                Signatures                                                                    16

                PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                       HEALTH POWER, INC. AND SUBSIDIARIES

   CONSOLIDATED BALANCE SHEETS as of September 30, 1996 and December 31, 1995

                                               September 30, 1996   December 31,
                  ASSETS                           (Unaudited)          1995
                  ------                           -----------          ----
Current assets:
  Cash and cash equivalents                        $12,889,689       $19,492,893
  Accounts and notes receivable                      2,950,885         1,892,111
  Deferred commissions                                  32,809            15,481
  Prepaid expenses                                     136,736           131,051
  Income taxes                                       2,184,767         1,109,155
                                                   -----------       -----------
        Total current assets                        18,194,886        22,640,691
                                                   -----------       -----------
Property and equipment, net                          2,409,636         2,566,038
Other assets                                           507,551           515,978
                                                   -----------       -----------
          Total assets                             $21,112,073       $25,722,707
                                                   ===========       ===========


The accompanying notes are part of the financial statements.

                                                      September 30, 1996 December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                      (Unaudited)        1995
------------------------------------                      -----------        ----
Current liabilities:
     Health care costs payable                           $ 11,532,241    $ 6,754,001
     Capitiaion costs withheld and risk-sharing funds         812,377        437,303
     Deferred revenues                                      1,646,319      3,703,805
     Accounts payable                                         768,466        514,776
     Accrued commissions                                       48,096         45,887
     Accrued bonus                                             37,500              0
     Accrued expenses and other liabilities                   318,596        264,891
                                                         ------------    -----------
          Total current liabilities                        15,163,595     11,720,763
                                                         ------------    -----------
Stockholders' equity:
     Common stock                                              38,103         38,103
     Additional paid-in captial                            10,711,292     10,711,292
     Retained (deficit) earnings                           (4,800,917)     3,252,549
                                                         ------------    -----------
          Total stockholders' equity                        5,948,478     14,001,944
                                                         ------------    -----------
            Total liabilities and stockholders' equity   $ 21,112,073    $25,722,707
                                                         ============    ===========


          The accompanying notes are part of the financial statements.

                       HEALTH POWER, INC. AND SUBSIDIARIES

                      CONOLIDATED STATEMENTS OF OPERATIONS

                                                     (Unaudited)                     (Unaudited)
                                                  Three Months Ended              Nine Months Ended
                                                    September 30,                   September 30,
                                                 1996            1995            1996            1995
                                                 ----            ----            ----            ----
Revenues:                                    $ 18,089,254    $ 14,537,513    $ 48,971,565    $44,025,623
                                             ------------    ------------    ------------    -----------
Expenses:
  Health care costs                            15,990,144      11,247,005      42,923,679     33,615,991
  Selling, general and administrative           3,917,039       3,773,318      11,359,603      9,768,131
  Special charges for Special Health
   purchase cost                                5,000,000               0       5,000,000              0
                                             ------------    ------------    ------------    -----------
                                               24,907,183      15,020,323      59,283,282     43,384,122
                                             ------------    ------------    ------------    -----------
      (Loss) income  from operations           (6,817,929)       (482,810)    (10,311,717)       641,501

Interest income and other, net                    261,542         299,535         592,224        899,730
                                             ------------    ------------    ------------    -----------

      (Loss) income before income taxes        (6,556,387)       (183,275)     (9,719,493)     1,541,231

Federal, state and local income
  taxes (benefit)                                (553,170)         33,071      (1,666,026)       663,861
                                             ------------    ------------    ------------    -----------
    Net (loss) income                        ($ 6,003,217)   ($   216,346)   ($ 8,053,467)   $   877,370
                                             ============    ============    ============    ===========
Earnings (loss) per common share             ($      1.58)   ($      0.06)   ($      2.11)   $      0.23
                                             ============    ============    ============    ===========
Weighted average common shares outstanding      3,810,331       3,820,763       3,810,331      3,824,898
                                             ============    ============    ============    ===========


    The accompanying notes are an integral part of the financial statements.

                      HEALTH POWER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             for the three months ended September 30, 1996 and 1995

                                                               (Unaudited)
                                                                   1996           1995
                                                                   ----           ----
     Net cash (used in) provided by operating activities       ($6,371,863)    $ 3,526,490

Cash flows provided by (used in) investing activities:

     Proceeds from sale of assets                                   99,000               0
     Purchase of furniture and equipment                          (338,770)     (1,937,127)
     Other assets                                                    8,429         119,607
                                                               -----------     -----------
       Net cash used in investing activities                      (231,341)     (1,817,520)
                                                               -----------     -----------
     Cash flows provided by (used in)
       financing activities:

     Issuance fo common stock for cash                                   0          11,572
     Repayment of debt obligations                                       0          (2,048)
                                                               -----------     -----------
       Net cash provided by financing activities                         0           9,524
                                                               -----------     -----------
       Net (decrease) increase in cash and cash equivalents     (6,603,204)      1,718,494

     Cash and cash equivalents, beginning of period             19,492,893      20,220,539
                                                               -----------     -----------
         Cash and cash equivalents, end of period              $12,889,689     $21,939,003
                                                               ===========     ===========



The accompanying notes are an integral part of the financial statements.

                       HEALTH POWER, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements are unaudited and have been prepared by Health Power, Inc. In the opinion of management, they contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented. The results of operations for the periods ended September 30, 1996 are not necessarily indicative of operating results for a full year.

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

2. During the third quarter 1996, The Company recorded a $5.0 million write-off in connection with the purchase from ChoiceCare Health Plans, Inc, an Ohio Corporation ("ChoiceCare") of certain contract rights and interests with respect to a provider agreement with the Ohio Department of Human Services ("ODHS"). Under that provider agreement, ChoiceCare previously provided health services to approximately 12,000 Medicaid recipients residing in Hamilton County, Ohio, enrolled in Aid to Families with Dependent Children and Healthy Start Programs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
        of Operations
        -------------

GENERAL

         Health Power, Inc., a Delaware corporation (the "Company"), is a managed care holding company whose two wholly owned operating subsidiaries are Health Power HMO, Inc., an Ohio corporation ("Health Power HMO"), and CompManagement, Inc., an Ohio corporation ("CompManagement"). Health Power HMO provides comprehensive managed health care services to members of its health maintenance organization ("HMO") in nineteen Ohio counties in and around the cities of Columbus, Dayton, Cincinnati, Cleveland and Youngstown. Health Power HMO has historically focused on serving Medicaid recipients enrolled in the Aid to Families with Dependent Children and Healthy Start ("ADC") programs and, to a lesser extent, commercial members enrolled through employer groups.

         The Company acquired CompManagement on July 21, 1995. The acquisition was accounted for as a pooling of interests. CompManagement, which began business in September 1984, provides claims management, medical cost containment, and managed care services to employers with respect to their workers' and unemployment compensation claims. CompManagement provides its services to over 7,500 employers located in all 88 Ohio counties.

         This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the 1995 Annual Report on Form 10-K and quarterly report on Form 10-Q for the quarter ended June 30, 1996. The Company cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of the company involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those expressed or implied.

RECENT DEVELOPMENTS

         Completion of Transaction with ChoiceCare

         Effective as of June 30, 1996, Health Power HMO acquired by assignment from ChoiceCare Health Plans, Inc., an Ohio corporation ("ChoiceCare"), certain contract rights with respect to ChoiceCare's provider agreement with the Ohio Department of Human Services ("ODHS"). Under that provider agreement, ChoiceCare previously provided health care services to ADC Medicaid recipients residing in Hamilton County, Ohio. Through its acquisition of such contract rights, approximately 12,000 ADC Medicaid recipients previously served by ChoiceCare were automatically enrolled in Health Power HMO's health maintenance organization effective as of July 1, 1996. The purchase price for the contract rights assigned to Health Power HMO was $5.0 million. The Results of Operations set forth below reflect the acquisition of such contract rights and the enrollment of the ADC Medicaid Recipients previously served by ChoiceCare.

         Offering of Health Care Services in Northeast Ohio

         In July 1996, Health Power HMO became authorized to offer its managed health care services in Cuyahoga, Lorain, Mahoning, and Summit Counties, Ohio (the "Northeast Service Area"). Health Power HMO is authorized to serve commercial members in all four of these counties and ADC Medicaid recipients in Cuyahoga and Mahoning Counties.

         Offering of Private Label Product on Behalf of MedOhio Health

         Effective as of July 31, 1996, Health Power HMO and Health Power Management Corporation, the Company's wholly owned management company subsidiary ("HMPC"), entered into agreements with MedOhio Health, Inc. and its wholly owned subsidiary, MedOhio Health Plan, Inc. (collectively, "MedOhio Health"), to offer and manage on behalf of MedOhio Health a private label managed care product to be known as the "University Healthcare Option" (the "MedOhio Product"). The MedOhio Product will be offered by Health Power HMO to Franklin County ADC Medicaid recipients. The offering of the MedOhio Product is currently undergoing regulatory review and approval. Currently, Health Power HMO anticipates offering the MedOhio Product in the fourth quarter of 1996, to be effective in the first quarter of 1997.

         Approval of CompManangement Health Systems, Inc. as MCO

         In November 1996, CompManagement Health Systems, Inc., an Ohio corporation and a wholly owned subsidiary of CompManagement ("CHS"), received approval from the Ohio Bureau of Workers' Compensation ("BWC") to operate a state-wide managed care organization ("MCO") under Ohio's new managed care workers' compensation laws. Under these laws, a MCO will be responsible to provide medical management and cost containment services for employers with respect to their workers' compensation claims. By March 1, 1997, CHS must, among other things, receive BWC approval of its healthcare provider network and its information system capabilities to process claims. Subject to such approvals, CHS anticipates commencing operations when the BWC implements the new managed care workers' compensation laws, expected to be in March 1997.

RESULTS OF OPERATIONS

         Three months ended September 30, 1996, compared to three months ended September 30, 1995

         The Company's revenues increased $3.6 million, or 24.4%, to $18.1 million during the third quarter of 1996, from $14.5 million for the same period in 1995. This increase was due to growth in the number of employers contracting with CompManagement and to growth in HMO membership, which more than offset reductions in HMO revenue per member months. CompManagement's revenues increased $.3 million, or 21.8 %, to $1.7 million during the third quarter of 1996, as compared to the same period in the prior year, as a result of an increase in the number of employers contracting for its services, and in particular, employers participating in group rating plans. Health Power HMO's revenues increased $3.2 million, or 24.7%, to $16.4 million during the third quarter of 1996, from $13.2 million for the same period in the prior year, primarily as a result of the growth in HMO membership due to the enrollment of the ADC Medicaid recipients previously served by ChoiceCare. Health Power HMO's ADC Medicaid revenues increased 31.4% during the third quarter of 1996, as compared to the same period in the prior year, primarily as a result of a 45.7% increase in member months due to the enrollment of the ADC Medicaid recipients previously served by ChoiceCare, which more than offset a 9.8% decrease in the revenue per member months. Health Power HMO's commercial revenues increased 8.2% during the third quarter of 1996, as compared to the same period in the prior year, primarily as a result of a 5.7% increase in revenue per member months. The decrease in the ADC Medicaid revenue per member month resulted from the July 1, 1996 capitation rate reduction of approximately 12% from ODHS. The increase in the commercial revenue per member month was the result of premium rate increases.

         Health Power HMO's health care costs increased $4.7 million, or 42.2%, to $16.0 million during the third quarter of 1996, from $11.2 million for the same period in 1995. Health care costs, stated as a percentage of Health Power HMO's revenues (the "HMO medical loss ratio"), were 97.5% for the third quarter of 1996, as compared to 85.5% for the same period in the prior year. The increase in the HMO medical loss ratio was primarily due to increases in per member health care costs coupled with a decrease in per member ADC Medicaid revenue during the same period. The per member health care costs for the ADC Medicaid business increased 7.5% during the third quarter of 1996, as compared to the same period in the prior year, while the ADC Medicaid business experienced a 9.8% decrease in per member revenue. The decrease in the ADC Medicaid per member revenue was attributable to changes in the capitation rates from ODHS. The capitation rates from ODHS are fixed in advance of each year's agreement, and Health Power HMO is unable to adjust such rates during the contract term. ODHS bases its rates, in part, on its estimates of ADC Medicaid health care cost increases. Health Power HMO is experiencing health care cost increases at rates in excess of the ODHS cost estimates. The per member health care costs for commercial business increased 11.8% during the third quarter of 1996, as compared to the same period in the prior year, while the commercial business experienced a 5.7% increase in per member commercial revenue during the same period. Health Power HMO normally adjusts its commercial rating to include health care cost increases, but also balances marketing decisions against marketplace considerations. Health Power HMO continues its efforts to control health care costs through claims auditing, utilization review, improved provider contracting, and increased efficiencies through improved technology.

        The Company's selling, general and administrative ("SGA") expenses increased $.1 million, or 3.8%, to $3.9 million for the third quarter of 1996, from $3.8 million for the same quarter in 1995. CompManagement's SGA expenses increased $.3 million, or 20.3 %, to $1.5 million for the third quarter of 1996, from $1.2 million for the same period in the prior year, primarily as a result of increases in selling commissions and other expenses necessary to support the increase in the number of employers contracting for its services and expenses incurred in the development of the MCO. Health Power HMO's SGA expenses decreased $.1 million, or 4.4%, to $2.4 million for the third quarter of 1996, from $2.5 million the same period in 1995. The Company initiated a program during the third quarter of 1996 to review all HMO operations, including SGA expenses, to search for efficiencies to enhance operating results. Identified savings were reflected in operations during the third quarter of 1996. These SGA expenses, stated as a percentage of Health Power HMO's revenues (the "HMO administrative ratio"), were 14.7% for the third quarter of 1996, as compared to 19.1% for the same period in 1995.

         As previously discussed, effective as of June 30, 1996, Health Power HMO acquired certain contract rights from ChoiceCare for a purchase price of $5.0 million (see "Recent Developments--Completion of Transaction with ChoiceCare). Because of the nature of the intangible asset acquired, the Company elected to write-off the entire purchase price during the third quarter of 1996.

        The Company's interest income and other decreased slightly to $.26 million for the third quarter of 1996, from $.3 million for the same period in the prior year. This decrease resulted primarily from a decrease in the average available investable cash balance combined with reduced interest yields. The decrease in the average available investable cash balance was primarily the result of the payment of the $5.0 million purchase price for the acquisition of the ChoiceCare contract rights at the end of the second quarter of 1996.

        The Company had an income tax benefit of $.6 million for the third quarter of 1996, as compared to an income tax expense of $.03 million for the same period in 1995. This tax benefit was the result of a loss from operations of $6.8 million.

         As a result of the foregoing, the Company sustained a net loss of $6.0 million as compared to net loss of $.2 million during the same period in the prior year.

         Health Power HMO has experienced and continues to experience premium and capitation rate decreases at a time when its health care costs are increasing. In particular, the Company's operating results have been and will continue to be adversely affected by capitation rate reductions from ODHS. For the period of July 1, 1996 through June 30, 1997, Health Power HMO will receive a per member capitation rate which represents a reduction of approximately 12% from the prior year's per member capitation rate, which prior year's rate had already been reduced by 5% from the previous year's rate.

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

         The reduced capitation rates, the substantial expenditures for the establishment of a presence in the Northeast Service Area, the incurrance of the other expenses, and the write-off of the contract rights acquired from ChoiceCare, all as discussed above, have had and will continue to have an adverse effect on the net income of the Company for 1996. The Company will likely report losses during all of 1996 and into 1997. The Company's management believes that the Company will return to profitable operations; however, there can be no assurance as to when this will occur.

         Nine months ended September 30, 1996, compared to nine months ended September 30, 1995

         The Company's revenues increased $5.0 million, or 11.2%, to $49.0 million during the first nine months of 1996, from $44.0 million for the same period in 1995. This increase was due to growth in the number of employers contracting with CompManagement and to growth in HMO membership, which more than offset reductions in HMO revenue per member months. CompManagement's revenues increased $.9 million, or 22.7 %, to $4.9 million during the first nine months of 1996, as compared to the same period in the prior year, as a result of an increase in the number of employers contracting for its services, and in particular, employers participating in group rating plans. Health Power HMO's revenues increased $4.0 million, or 10.1%, to $44.1 million during the first nine months of 1996, from $40.1 million for the same period in the prior year, primarily as a result of the growth in HMO membership due to the enrollment of the ADC Medicaid recipients previously served by ChoiceCare. Health Power HMO's ADC Medicaid revenues increased 16.4% during the first nine months of 1996, as compared to the same period in the prior year, primarily as a result of a 22.6% increase in member months due to the enrollment of the ADC Medicaid recipients previously served by ChoiceCare, which more than offset a 5.1% decrease in the revenue per member months. Health Power HMO's commercial revenues decreased 4.2% during the first nine months of 1996, as compared to the same period in the prior year, primarily as a result of a 5.7% decrease in the revenue per member months, which more than offset a 1.5% increase in member months. The decrease in the ADC Medicaid revenue per member months resulted from the 1995 and 1996 capitation rate reductions from ODHS, discussed above. The decrease in the commercial revenue per member month was the result of the continued competitive and price sensitive commercial marketplace.

         Health Power HMO's health care costs increased $9.3 million, or 27.7%, to $42.9 million during the first nine months of 1996, from $33.6 million for the same period in 1995. The HMO medical loss ratio was 97.4% for the first nine months of 1996, as compared to 83.9% for the same period in the prior year. The increase in the HMO medical loss ratio was primarily due to increases in per member health care costs coupled with decreases in per member revenues during the same period. The per member health care costs for the ADC Medicaid business increased 8.3% during the first nine months of 1996, as compared to the same period in the prior year, while the ADC Medicaid business suffered a 5.1% decrease in per member revenue. The capitation rates from ODHS are fixed in advance of each year's agreement, and Health Power HMO is unable to adjust such rates during the contract term. ODHS bases its rates, in part, on its estimates of ADC Medicaid health care cost increases. Health Power HMO is experiencing health care cost increases at rates in excess of the ODHS estimates. The per member health care costs for commercial business increased 16.4% during the first nine months of 1996, as compared to the same period in the prior year, while the commercial business suffered a 5.7% decrease in per member commercial revenue during the same period. Health Power HMO normally adjusts its commercial rating to include health care cost increases, but also balances marketing decisions against marketplace considerations. Health Power HMO continues its efforts to control health care costs through claims auditing, utilization review, improved provider contracting, and increased efficiencies through improved technology.

        The Company's SGA expenses increased $1.6 million, or 16.3%, to $11.4 million for the first nine months of 1996, from $9.8 million for the same period in 1995. CompManagement's SGA expenses increased $.8 million, or 23.2%, to $4.0 million for the first nine months of 1996, from $3.3 million for the same period in the prior year, primarily as a result of increases in selling commissions and other expenses necessary to support the increase in the number of employers contracting for its services and expenses incurred in the development of the MCO. Health Power HMO's SGA expenses increased $.3 million, or 5.4%, to $6.8 million for the first nine months of 1996, from $6.5 million for the same period in 1995. The HMO administrative ratio was 15.5% for the first nine months of 1996, as compared to 16.2% for the same period in 1995. Other SGA expenses were $.5 million for the first nine months of 1996.

         As previously discussed, effective as of June 30, 1996, Health Power HMO acquired certain contract rights from ChoiceCare for a purchase price of $5.0 million (see "Recent Developments--Completion of Transaction with ChoiceCare). Because of the nature of the intangible asset acquired, the Company elected to write-off the entire purchase price during the third quarter of 1996.

        The Company's interest income and other decreased $.3 million to $.6 million for the first nine months of 1996, from $.9 million for the same period in the prior year. This decrease resulted primarily from a decrease in the average available investable cash balance combined with reduced interest yields.

        The Company had an income tax benefit of $1.7 million for the first nine months of 1996, as compared to an income tax expense of $.7 million for the same period in 1995. This tax benefit was the result of a loss from operations of $10.3 million.

         As a result of the foregoing, the Company sustained a net loss of $8.1 million as compared to net income of $.9 million during the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations through internally generated funds and the net proceeds from the March 1994 public offering, and its principal sources of cash have been premium revenues from Health Power HMO, contract revenues from CompManagement, and investment income. The net proceeds from the March 1994 public offering were $8.6 million. The Company's principal capital needs are to fund ongoing operations and to maintain necessary regulatory capital. At June 30, 1996, the statutory net worth of Health Power HMO was $1.9 million, which met the minimum statutory net worth requirements of the Ohio Department of Insurance.

        At September 30, 1996, the Company had working capital of $3.0 million, as compared to working capital of $10.9 million at December 31, 1995. At September 30, 1996, cash and cash equivalents were $12.9 million, a decrease of $6.6 million from $19.5 million at December 31, 1995. This decrease was attributable primarily to the payment of the $5.0 million purchase price to ChoiceCare for the acquisition of certain contract rights of ChoiceCare (see "Recent Developments--Completion of Transaction with ChoiceCare). The Company's cash and cash equivalents do not include statutory cash deposits segregated as required by the Ohio Department of Insurance and the Ohio Department of Human Services. These deposits of $0.4 million as of September 30, 1996, are included with other assets on the balance sheet.

         Net cash used in operating activities was $6.4 million for the first nine months of 1996, as compared to net cash provided by operating activities of $3.5 million during the same period in 1995. In general, changes from year-to-year in cash flow from operations are primarily due to changes in net earnings, health care costs payable, and deferred revenues. Many of these fluctuations are due to timing of cash receipts or payments. Because premium payments received prior to the month of coverage are recorded as deferred revenues, the extent of such receipts can cause fluctuations in the total amount of cash from month-to-month.

         As previously discussed, the Company will likely report losses during 1996 and into 1997. These losses will adversely impact the Company's liquidity. As previously discussed, the Company is attempting to control and, where possible, decrease its expenses through a variety of methods. However, the Company has experienced and continues to experience premium and capitation rate decreases, in particular with respect to its ADC Medicaid membership, which affects the Company's ability to generate sufficient revenues to offset its health care costs. The Company's management believes that existing working capital will be sufficient to support the Company's ongoing operations during 1996. However, continued and substantial losses into 1997 could affect the Company's ability to maintain its current operations.

INFLATION

         Historically, medical costs have risen at a higher rate than the general rate of inflation. The Company believes that its cost containment procedures and contractual arrangements with providers mitigate, but do not wholly offset, the effects of medical cost inflation on its operating results.

         The commercial marketplace was intensely competitive and price sensitive during 1995, a trend which continued during the first nine months of 1996. The Company believes that this trend will continue for the balance of 1996, perhaps longer. Because commercial premium rate changes are balanced against marketplace considerations, Health Power HMO has generally been unable to increase its commercial premium rates commensurate with its medical cost increases.

         With respect to ADC Medicaid capitation rates, and as previously discussed, effective July 1, 1995, Health Power HMO received an approximate 5 % capitation rate reduction from ODHS with respect to its ADC Medicaid membership. This rate was effective until June 30, 1996. The Company received further capitation rate reductions from ODHS, varying by service area, of approximately 12 %. These further reduced rates will be effective for the period of July 1, 1996 through June 30, 1997.

         Because of the foregoing, the Company may be unable to offset the adverse effects of inflationary medical cost increases to its operation.

                           Part II - Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                           --------
                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K
                           --------------------
                           On July 11, 1996, a current report on Form 8-K, dated June 30, 1996 was filed with the Securities and Exchange Commission reporting under Items 2 and 7 of such report.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                HEALTH POWER, INC.

DATE:  NOVEMBER 13,  1996          BY
                                   --------------------------------------------
                                         THOMAS E. BEATY, JR., PRESIDENT AND
                                         CHIEF OPERATING OFFICER

DATE:  NOVEMBER 13, 1996           BY
                                   --------------------------------------------
                                         RONALD J. WURTZ, CONTROLLER AND
                                         PRINCIPAL ACCOUNTING OFFICER