Form 10-K405
period 1996-12-31
HEALTH POWER INC /DE/
filed 1997-03-31
CIK 917674

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended: December 31, 1996

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from ________________ to ________________

Commission File Number:  0-23220

                               HEALTH POWER, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                  31-1145640
   ------------------------            ------------------------------------
   (State of Incorporation)            (I.R.S. Employer Identification No.)

       1209 Orange Street
      Wilmington, Delaware                                19801
---------------------------------------                ----------
(Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code:  (302) 658-7581

          Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                ----------------
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         On March 5, 1997, the aggregate market value (based on the closing sales price on that date) of the Common Stock held by nonaffiliates of the Registrant was $6,429,585.

         On March 5, 1997, the Registrant had 3,819,115 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's proxy statement for its annual meeting of stockholders to be held on May 28, 1997, which proxy statement will be filed within 120 days of December 31, 1996, are incorporated by reference into Part III, Items 10, 11, 12, and 13, of this Report.

                               HEALTH POWER, INC.

                                    FORM 10-K

                                     PART I

ITEM 1.  BUSINESS
-------  --------

GENERAL

         Health Power, Inc. (the "Company" or "Health Power") is a holding company which was incorporated under Delaware law on March 6, 1985. During 1996, the Company had two operating subsidiaries, Health Power HMO, Inc., an Ohio corporation ("Health Power HMO"), and CompManagement, Inc., an Ohio corporation ("CompManagement"). CompManagement Health Systems, Inc., an Ohio corporation and a subsidiary of CompManagement ("CompManagement Health Systems"), began providing its services as a managed care organization in March 1997.

         Health Power HMO provides comprehensive managed health care services to members of its health maintenance organization ("HMO"). Health Power has historically focused on serving Medicaid recipients enrolled in the Aid to Families with Dependent Children and Healthy Start ("ADC") programs and, to a lesser extent, commercial members enrolled through employer groups. As of December 31, 1996, Health Power HMO had approximately 46,716 members, of which approximately 78% were ADC Medicaid recipients. Health Power HMO's provider network consists of approximately 795 primary care physicians, 2,180 specialists, and 62 hospitals.

         Health Power HMO operates in four service areas encompassing 19 Ohio counties in and around the cities of Columbus, Dayton, Cincinnati, Cleveland, and Youngstown. Health Power has been a leader in developing the HMO markets for ADC Medicaid recipients in its service areas. It was the first HMO to offer these services in the Columbus and Dayton markets and an early entrant in the Cincinnati market.

         CompManagement offers claims management and medical cost containment services to employers with respect to their workers' compensation claims and, to a lesser extent, their unemployment compensation claims. CompManagement provides its services to approximately 10,000 employers located in all 88 Ohio counties. CompManagement began business in September 1984, and was acquired by the Company in July 1995. The acquisition was accounted for as a pooling of interests.

         In November 1996, CompManagement Health Systems was certified as a state-wide managed care organization (an "MCO") under Ohio's recently implemented managed care workers' compensation system, and in March 1997, it began providing its MCO services to employers. Prior to November 1996, this entity was not operational. CompManagement Health Systems provides its MCO services to approximately 17,000 employers located in all 88 Ohio counties. As an MCO, CompManagement Health Systems provides, among other things, claims review and processing for workers' compensation claims, bill review and payment with respect to physician and hospital charges, quality assurance programs, and medical management and cost containment services for employers with respect to their workers' compensation claims. Because all workers' compensation claims are reimbursed by the Ohio Bureau of Workers' Compensation ("BWC"), CompManagement Health Systems does not assume any risk for the payment of medical or disability benefits to employees with respect to their workers' compensation claims.

         The Company also has three other subsidiaries. Health Power TPA, Inc., an Ohio corporation ("Health Power TPA"), offers third party administrator services to companies which self-insure their health care costs. Health Power Life Insurance Agency, Inc., an Ohio corporation ("Health Power Life Agency"), offers life insurance and other companion products as part of the benefit package offered to commercial HMO members. Health Power TPA and Health Power Life Agency have had insignificant operations to date. Health Power Management Corporation, an Ohio corporation ("Health Power Management"), provides various management and/or administrative services to the Company's other subsidiaries.

FINANCIAL INFORMATION ON INDUSTRY SEGMENTS

         Financial information on industry segments as required by Item 101(b) of Regulation S-K is set forth in Footnote 15 of the Notes to the Consolidated Financial Statements, which footnote is part of the financial statements contained in Item 8 of this Annual Report on Form 10-K, which footnote is incorporated herein by reference.

HEALTH POWER HMO--HEALTH CARE SERVICES

OVERVIEW OF MANAGED HEALTH CARE

         HMOs generally arrange for the provision of comprehensive health care services, including physician and hospital care, to their members for a fixed, prepaid premium regardless of frequency, extent, or type of the health care services provided. Except in cases of medical emergency, the members receive care from participating primary care physicians who provide all of the primary care services and coordinate services with participating specialists and hospitals. HMOs are frequently able to negotiate favorable rates with providers due to their large membership base and to control medical expenses to a greater extent than traditional health insurers. Typically, HMOs seek to enter into arrangements with hospitals calling for discounted charges or fixed per diem rates and with physicians for fixed monthly payments, regardless of the amount of health care services which are actually required, known as "capitation payments," or seek to contract with medical providers on a discounted fee-for-service basis.

         HMOs seek to combine quality health care with management controls designed to encourage efficient and economical utilization of health care services. Such controls include monitoring physician services, the level of hospital care and lengths of stay, emergency room use, and the effective use of hospital based medical services. HMOs generally receive fixed monthly premiums for their members regardless of the health care services provided. Thus, HMOs have an incentive to maintain the health of their members through preventive medical programs while carefully monitoring expenses through the implementation of various cost control strategies and effective management.

         The three basic HMO organizational models are primarily distinguishable by the relationship of the HMO with its physician network. Staff model HMOs employ physicians directly at HMO-controlled facilities and compensate each physician through salary and incentives. Network model HMOs, such as Health Power HMO, contract with a limited number of physician groups to provide health care services to each member on a capitated or a discounted fee-for-service basis. Individual practice association model HMOs contract with individual physicians, either directly or through a physicians' association, and each physician is typically compensated on a capitated or a discounted fee-for-service basis.

         HMOs may be contrasted with indemnity health insurers, which generally provide reimbursement under a fee-for-service system in which the charges of physicians, hospitals, and other providers selected by the insured are in direct proportion to the quantity and complexity of the services provided. HMOs also rely to a lesser extent on member cost sharing or copayment features that are more characteristic of traditional indemnity insurance. Preferred provider organizations ("PPOs") are similar to indemnity plans but typically feature discounted fee-for-service charges by selected providers and financial incentives for members to use providers within the PPO system.

         A growing number of hybrid managed care structures have evolved that incorporate characteristics of HMOs, PPOs, and indemnity insurance. Employers who offer these new structures give employees the option of enrolling in an HMO or, at an increased cost to the employee, obtaining health care from a PPO or other provider. Some of these "multiple option" HMO plans contain "point of service" options that allow employees to choose providers either within the HMO's network or outside such network at a higher out-of-pocket cost at the time service is rendered. The HMO point of service plans have gained favor with some large employer groups because they facilitate consolidation of health benefit programs. While increasingly popular as a means of expanding employees' choices, these alternatives may result in increased health care costs to employers and employees to the extent that employees select a health care option without the managed care feature of traditional HMOs.

MEMBERSHIP AND MARKETS

         ADC Medicaid Membership

         Health Power HMO offers health care services to ADC Medicaid recipients in the six Ohio counties of Butler, Cuyahoga, Franklin, Hamilton, Mahoning, and Montgomery. Health care services are offered to ADC Medicaid recipients pursuant to a contract with the Ohio Department of Human Services ("ODHS"). Under this contract, Health Power HMO is paid a fixed monthly capitation rate from ODHS for each ADC Medicaid recipient enrolled in its HMO. The capitation rate is established on an annual basis by ODHS, varies by county, and is based upon certain rate setting methodology and data assumptions adopted by ODHS. As of December 31, 1996, approximately 78% of Health Power HMO's members were ADC Medicaid recipients. Health Power HMO's current contract with ODHS is for a one-year term expiring in June 1997. For the years ended December 31, 1996, 1995, and 1994, ADC Medicaid revenues represented approximately 67%, 64%, and 65%, respectively, of the Company's consolidated revenues.

         In all of the counties other than Mahoning, ADC Medicaid recipients are required, or "mandated" by legislature, to enroll in a managed care plan. In these counties, ADC Medicaid recipients either select Health Power HMO from among several managed care plans offered to them or, if no selection is made, they are assigned to a plan by ODHS. In Mahoning County, which is a "non-mandated" or "voluntary" county, ADC Medicaid recipients join Health Power HMO as an alternative to the traditional fee-for-service Medicaid program in which recipients receive a Medicaid medical card that enables them to receive medical services performed by participating providers. ADC Medicaid recipients in voluntary counties may change the managed care plan selected by them or the method in which they receive medical benefits (i.e., fee-for-service or managed care) on a monthly basis. ADC Medicaid recipients in mandated counties may change managed care plans only during the first month of enrollment or during two "open enrollment" months during the year.

         Commercial Membership

         Commercial members are individuals who join Health Power HMO through their employer-sponsored health benefit plans. Premium rates are based on the plan selected and are contained in the contract between Health Power HMO and each employer. These contracts are generally for one-year terms. During a designated annual "open enrollment period," or at the time of their employment, employees may select their desired health care benefit program. Employees may be disenrolled as a result of termination of employment or may disenroll voluntarily during the open enrollment period.

         During 1996, Health Power HMO offered health care services to employees of the State of Ohio in its Columbus, Dayton, and Cincinnati service areas pursuant to contracts with the Ohio Department of Administrative Services ("ODAS"). As of December 31, 1996, approximately 63% of Health Power HMO's commercial members were employees of the State of Ohio or their dependents. Health Power HMO's current one-year contracts with ODAS for the Columbus and Cincinnati service areas expire in June 1997. Health Power HMO terminated its contract with ODAS for its Dayton service area effective March 1, 1997. This termination was part of the Company's turnaround efforts for its HMO business. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. For the years ended December 31, 1996, 1995, and 1994, the revenues from this employer group represented approximately 14%, 16%, and 19%, respectively, of the Company's consolidated revenues.

         Service Areas

         Health Power HMO operates in four service areas encompassing 19 Ohio counties in and around the cities of Columbus, Dayton, Cincinnati, Cleveland, and Youngstown.

         The Columbus service area encompasses the contiguous counties of Delaware, Fairfield, Franklin, Licking, Madison, Pickaway, and Union, with Franklin County being the only county in this group in which Health Power HMO is permitted to offer its health care services to ADC Medicaid recipients. For the years ended December 31, 1996, 1995, and 1994, the Columbus service area operations accounted for 34%, 41%, and 44%, respectively, of the Company's consolidated revenues.

         The Dayton service area encompasses the contiguous counties of Butler, Clark, Greene, Miami, and Montgomery, with Butler and Montgomery Counties being the counties in this group in which Health Power HMO is permitted to offer its health care services to ADC Medicaid recipients. For the years ended December 31, 1996, 1995, and 1994, the Dayton service area operations accounted for 18%, 21%, and 22%, respectively, of the Company's consolidated revenues.

         The Cincinnati service area encompasses the contiguous counties of Clermont, Hamilton, and Warren, with Hamilton County being the county in this group in which Health Power HMO is permitted to offer its health care services to ADC Medicaid recipients. For the years ended December 31, 1996, 1995, and 1994, the Cincinnati service area operations accounted for 38%, 29%, and 26%, respectively, of the Company's consolidated revenues.

         The Northeast service area encompasses the Northeast Ohio counties of Cuyahoga, Lorain, Mahoning, and Summit, with Cuyahoga and Mahoning Counties being the only counties in this group in which Health Power HMO is permitted to offer its health care services to ADC Medicaid recipients. The expansion into the Northeast area occurred during 1996. For the year ended December 31, 1996, revenues from the Northeast service area operations were insignificant.

         Membership Information

         The following table sets forth the number of Health Power HMO's ADC Medicaid and commercial members at December 31 for the years indicated and member months for the years then ended:


                                                                                                    Membership
                                                                                                    Percentage
                                                                                                  as of December
                                                            December 31,                             31, 1996
                                           -----------------------------------------------           ---------

                                            1994           1995            1996
                                            ----           ----            ----

Columbus
  ADC Medicaid members                      11,140         11,014          10,990                     66%
  Commercial members                         5,463          5,518           5,786                     34%

Dayton
  ADC Medicaid members                       5,485          6,145           5,659                     66%
  Commercial members                         2,394          2,574           2,856                     34%

Cincinnati
  ADC Medicaid members                       8,095         10,643          18,102                     92%
  Commercial members                         2,618          2,955           1,610                      8%

Northeast(1)
  ADC Medicaid members                          --             --           1,688                     99%
  Commercial members                            --             --              25                      1%

All service areas
  ADC Medicaid members                      24,720         27,802          36,439                     78%
  Commercial members                        10,475         11,047          10,277                     22%

HMO member months(2)
  ADC Medicaid                             274,422        311,650         391,503                     74%
  Commercial                               121,997        133,561         134,069                     26%
                                           -------        -------         -------
       Total                               396,419        445,211         525,572
                                           =======        =======         =======


-------------------------

(1)      Northeast service area began operations in 1996.

(2) Member months are the number of HMO members multiplied by the number of months during which the members were enrolled in the HMO.

SERVICES AND PRODUCTS

         Revenues from health care services consist of amounts earned under contracts with ODHS for ADC Medicaid recipients and with commercial groups. The following table sets forth the revenues from each of the foregoing and their approximate percentage contribution to revenues during the periods indicated:


                                                     Years Ended December 31,
                   --------------------------------------------------------------------------------------------------

                                1996                                  1995                               1994
                                ----                                  ----                               ----

                        Revenues         Percentage       Revenues         Percentage        Revenues         Percentage
                        --------         ----------       --------         ----------        --------         ----------
ADC Medicaid          $44,246,928           74%          $37,587,138           71%          $34,901,001           69%

Commercial             15,167,341           26            15,602,926           29            15,563,480           31
                      -----------          ---           -----------          ---           -----------          ---

    Total             $59,414,269          100%          $53,190,064          100%          $50,464,481          100%
                      ===========          ===           ===========          ===           ===========          ===


         ADC Medicaid

         Health Power HMO provides a comprehensive range of health care services to ADC Medicaid members which are specified by ODHS. These services include primary care physician, specialist, and hospital care, physical therapy, mental health and substance abuse care, home health and skilled nursing care, pharmacy, eye care, diagnostic laboratory tests, x-ray examinations, ambulance services, and durable medical equipment. ADC Medicaid recipients do not pay any premiums, deductibles, or copayments for any of their health care services. Health Power HMO assumes the risk that the actual cost of health care services may exceed the monthly capitation fee received from the state.

         Commercial

         Commercial members or their employers can select coverages available from products which have varying levels of outpatient and inpatient copayments and deductibles. Health Power HMO has a variety of plans available ranging from a preferred basic plan, which provides basic health care coverages at a low monthly cost but with higher deductible and copayments, to a high plan which provides more comprehensive coverage at a higher monthly cost but with lower deductibles and copayments. Health Power HMO also has a matrix product which enables the employer to select benefits from a number of options, thereby allowing the employer to custom design its own HMO benefit package. Health Power HMO also markets a point of service option which allows members to utilize out-of-network physicians in return for paying higher deductibles and copayments at the point of service.

PROVIDERS

         Health Power HMO provides health care to its members through a provider network consisting of primary care physicians, specialists, and hospitals. The following table sets forth the total number of primary care physicians, specialists, and hospitals in each of Health Power HMO's service areas as of December 31, 1996.


                                                       Service Area
                                 ----------------------------------------------------------

                              Columbus      Dayton      Cincinnati   Northeast        Total
                              --------      ------      ----------   ---------        -----

Primary Care Physicians          185          172          258          180            795

Specialists                      629          417          828          306          2,180

Hospitals                         13           10           20           19             62


         Upon enrollment, each member selects a primary care physician from the list of physicians in Health Power HMO's physician network. Primary care physicians include family practitioners, pediatricians, and internists. Primary care physicians coordinate the health care requirements of the members, assume overall responsibility for the care of members, and coordinate the nature and extent of services provided to any member. These physicians provide preventive and routine health care services and are responsible for making referrals to specialists, hospitals, and other providers. Health care services provided directly by the primary care physicians include the treatment of illnesses not requiring referrals, periodic physician examinations, routine immunizations, maternity and well child care, and other preventive health care services. Specialists provide medical care to members when referred by the primary care physician. Certain specialist services, such as outpatient laboratory tests and x-ray examinations and self-referrals for obstetrics, do not require a referral.

         The physician network and provider satisfaction are critical to the successful functioning of an HMO. Management believes that the number of primary care physicians and sites enhances the marketability of its health care program. Health Power HMO devotes significant resources to recruiting, credentialing, and educating physicians and their staffs. Furthermore, Health Power HMO operates plans that integrate the physician into the decision-making process through a structure of standing and ad hoc committees. The provider services department is responsible for responding directly with physicians and their staff concerning administrative inquiries to supplement the on-site provider relations program. Health Power HMO has established a continual quality improvement committee composed of physicians in each service area to work with physicians in monitoring and developing medical policies. The councils are supported by the provider relations staff through the health services department.

         Health Power HMO has contracted with other entities to provide, among other things, dental care, mental health and chemical dependency care, eye care, home health care, skilled nursing care, diagnostic laboratory tests, x-ray examinations, ambulance services, physical therapy, a 24-hour nurse line, and durable medical equipment to its HMO members. Members of the HMO have access to approximately 300 pharmacies in its four service areas and approximately 30,000 pharmacies throughout the United States pursuant to an agreement with ValueRx Pharmacy Program, Inc.

MEDICAL COST CONTROLS

         Health Power HMO uses a number of methods and procedures to control and manage medical costs. These include capitation and other fee arrangements with providers, concurrent and utilization review of inpatient hospital services, including advance approval procedures for elective hospital admissions, and underwriting procedures.

         Capitation Arrangements

         As of December 31, 1996, approximately 62% of Health Power HMO's members were covered by primary care physicians who were capitated. Capitation is a method of compensation to providers in which payments by the HMO for health care services are based on a fixed monthly amount for each person served by such providers regardless of the actual number or nature of services provided. The primary benefits of the capitation system of payment are that it improves the forecasting of medical expenses and introduces an element of risk sharing between the HMO and the primary care physicians who are responsible for coordinating care with specialists, hospitals, and for other ancillary services. Health Power HMO's arrangements with other providers for vision, dental, and mental health and chemical dependency services are also capitated.

         Health Power HMO provides incentives to capitated primary care physicians to promote appropriate utilization and control of hospital and ancillary medical costs. Risk-sharing funds are established using budgeted amounts and shared with primary care physicians based upon actual utilization and health care cost experience. Health Power HMO generally withholds 20% of fees due commercial primary care physicians and 10% of fees due ADC Medicaid primary care physicians as a reserve for potential excessive utilization. The balances in these reserve accounts are retained by Health Power HMO or remitted to the primary care physicians at the end of the year based upon the performance of the combined physician groups for such year. For 1996, all such amounts were retained by Health Power HMO. Health Power HMO annually reviews the capitation fee paid to primary care physicians and makes adjustments as necessary. Among the factors considered in capitation adjustments are utilization patterns and competitive market conditions.

         Other Fee Arrangements

         Health Power HMO presently reimburses primary care physicians representing approximately 38% of the HMO's total membership on an agreed-upon fee schedule. Despite the success of its capitation program, Health Power HMO has concluded that a significant number of primary care physicians prefer the fee schedule arrangement over capitation payments, and in order to attract more primary care physicians to its provider network, Health Power HMO offers fee schedule arrangements. Consistent with its capitation arrangements, Health Power HMO may withhold a portion of such fees to cover payments for fees to specialists and hospital costs in excess of such physician's budgeted amounts.

         Health Power HMO's primary care physicians coordinate care for members with specialists participating in Health Power HMO's network. Health Power HMO's provider arrangements with specialists provide for payment for commercial services at fixed rates. Specialists' services to ADC Medicaid members are paid at rates established by ODHS. In order to encourage cost effective utilization of specialists' services, amounts paid to specialists in the aggregate that are in excess of budgeted amounts may be deducted from such primary care physician's capitation withhold (commercial members). For ADC Medicaid members, specialist payments for most capitated primary care providers are included in their monthly capitation payment.

         With the exception of emergencies, all inpatient hospital services paid by Health Power HMO on behalf of the physicians are provided pursuant to contracts with various hospitals under a variety of arrangements, including discounted charges and per diem arrangements, and require advance approval from the patient's primary care physician and Health Power HMO's medical department. Emergencies which require medical care by physicians or hospitals not under contract with Health Power HMO are paid for by Health Power HMO. In order to encourage cost effective utilization of hospital services, if the aggregate amount of hospital costs exceed budgeted amounts, the excess attributable to a particular primary care physician may be deducted from such physician's capitation withhold.

         In order to obtain high quality services at cost-effective rates, Health Power HMO has contracted with other providers for, among other things, physical therapy, home health care, skilled nursing care, pharmacy, diagnostic laboratory tests, x-ray examinations, ambulance services, and durable medical equipment.

         Utilization Review

         Health Power HMO believes that its ability to effectively manage the appropriateness of services in the most cost-effective setting is a key component of its operations. Health Power HMO seeks to manage medical costs by monitoring for inappropriate services. In addition to approval by a member's primary care physician, all elective hospital admissions must be approved in advance by Health Power HMO's utilization management department. When members are admitted to a hospital, Health Power HMO proactively and concurrently reviews all hospital admissions and coordinates with the admitting physician the medical necessity and appropriateness of hospital procedures and length of stay. Health Power HMO also coordinates arrangements for alternative care for members as they progress through the continuum of care. Health Power HMO conducts retrospective review of patient records after services are complete to determine appropriateness of hospital services and charges.

         Underwriting

         Health Power HMO's commercial underwriting practices are designed to provide appropriate premium rates and benefits for employer groups. Health Power HMO also monitors actual experience with each employer group and attempts to make appropriate premium rate adjustments when contracts are renewed with the employer.

         With respect to commercial members, Health Power HMO establishes premiums primarily pursuant to a "community rating system by class" which generally means that it charges the same amount of premium per member within a geographic area actuarially modified for each employer group based upon the age and sex of its employees. In order to assure appropriately balanced risk selection, management has developed underwriting criteria which establish minimum requirements for each employer group to meet before qualifying for coverage with Health Power HMO and tailors the benefit coverage to each employer group. Since 1990, Health Power HMO has utilized the services of an independent actuary to assist it in establishing its membership premiums for commercial members and appropriate reserves for medical claims incurred but not yet reported to Health Power HMO.

         Because of its contractual arrangement with ODHS which requires Health Power HMO to provide health care services to any ADC Medicaid recipient who selects its HMO, traditional underwriting guidelines do not apply to the ADC Medicaid program.

MARKETING

         In mandatory counties (such as Butler, Cuyahoga, Franklin, Hamilton, and Montgomery), Health Power HMO and all other managed care plans are prohibited from directly marketing to potential enrollees. Instead, potential enrollees contact or visit enrollment information centers ("EICs") located in a mandatory county. EIC staff members review with enrollees information about each plan's performance (i.e., consumer satisfaction surveys), provider network, and any plan-specific advantages. Enrollees are also able to view a video about Health Power HMO and the other managed care plans operating in the mandatory county.

         In voluntary counties (such as Mahoning), Health Power HMO may (and does) directly market to potential enrollees. Health Power HMO markets its HMO directly to ADC recipients through a variety of methods, all of which require prior approval of ODHS. Health Power HMO markets its programs to ADC Medicaid recipients as an alternative to the traditional fee-for-service Medicaid program in which recipients receive a Medicaid medical card that enables them to receive medical services performed by participating physicians, hospitals, and other health care providers. Because ADC Medicaid recipients may change the method of receiving medical benefits on a monthly basis, Health Power HMO's representatives are responsible for monitoring member satisfaction after initial enrollment. Unless a member loses ADC Medicaid eligibility or chooses to disenroll, ADC Medicaid members are automatically renewed in Health Power HMO's program on a monthly basis.

         Health Power HMO's commercial programs are marketed through a combination of its own sales force of four representatives and independent agents and brokers. Health Power HMO markets its plans to private employers as well as to federal, state, and municipal public employer groups. Employers who offer Health Power's HMO to their employees generally do so as an option to traditional coverage rather than as a required replacement. Therefore, marketing Health Power's HMO commercial programs requires a two-part sale. The employer must first decide to offer Health Power's HMO. The employee then chooses among Health Power's HMO, traditional health care insurance, and other options, including other HMOs. Each year employers conduct an open enrollment during which their employees may change health care plans. Health Power HMO utilizes various techniques to retain members and to attract additional members during open enrollment periods, including work-site presentations, direct mail, and local advertising.

         Health Power HMO has a member services department which directly communicates with members concerning their health care and service needs. Health Power HMO conducts annual surveys questioning members about their level of satisfaction with the services they receive and satisfaction with primary care physicians. Health Power HMO has also established member advisory groups in each of its service areas, composed of members selected at random, to provide information to Health Power HMO concerning services to members. Management reviews any problems that are presented by members concerning the delivery of medical care and receives periodic reports summarizing member grievances.

QUALITY IMPROVEMENT

         Health Power has developed policies and procedures to ensure that the health care services provided by its HMO meet the professional standards of care established by the medical community. During 1996, Health Power HMO received a one-year accreditation from the National Committee for Quality Assurance ("NCQA"). This accreditation is granted to HMOs which are found to have comprehensive functioning continual quality improvement programs and which satisfy all NCQA standards for accreditation.

         Health Power HMO's methods for evaluating the quality and appropriateness of medical care include performing periodic medical care evaluation studies, analyzing the monthly utilization of certain services, conducting periodic member satisfaction studies and reviewing and responding to member and physician grievances. Health Power HMO also compiles statistical information and publishes monthly departmental summary reports concerning the utilization of various services, including emergency room care, member service activity, provider service activity, claims related volume, outpatient care, out-of-area services, hospital services and physician visits. Under-utilization as well as over-utilization are evaluated in an effort to control the provision of quality care to Health Power HMO's members.

         As part of its continual quality improvement program, Health Power HMO has established peer review procedures which are carried out by a quality improvement committee consisting of members of the physician groups in each service area. This committee reviews and evaluates the quality of health care delivered by the physician groups and study the various tests and procedures performed by physicians for specific diagnoses. Health Power HMO also reviews the effectiveness of the physician group continual quality improvement committee on a periodic basis. In addition, when a new physician group applies to become a provider, Health Power HMO has a thorough credentialing procedure. Health Power HMO evaluates the quality of the group's medical facility, medical records, laboratory and x-ray facilities and capacity to handle membership demands, performs an on-site inspection, and reviews malpractice complaints and relations with area hospitals. Once a physician group is selected, it is periodically reviewed in an attempt to ensure that members are receiving quality medical care and appropriate access.

RISK MANAGEMENT AND INSURANCE

         Health Power HMO has reinsurance to limit its risks for hospital costs with respect to its ADC Medicaid members. This reinsurance provides that during each 12-month period, the reinsurer will pay 85% of hospital costs for each ADC Medicaid member above a stop-loss attachment amount of $50,000.

         Health Power HMO also has reinsurance to limit its risks for commercial members' hospital costs exceeding certain amounts. The percentage of the hospital costs paid by reinsurance depends on whether the hospital has a provider agreement with Health Power HMO which provides for fixed charges for members for specified services (a "fixed fee hospital"), the type of services provided and the age of the member. Health Power HMO's commercial reinsurance arrangements provide, during each 12-month period, for coverage of the excess loss on hospital costs according to the following table:


                                                           Fixed Fee    Other
          Type of Service                                   Hospital   Hospital
          ---------------                                   --------   --------

Organ and bone marrow transplant therapy                       80%       50%
All other services when member is under one year of age        90%       70%
All other services when member is over one year of age         90%       80%

         The excess loss on hospital costs is calculated by subtracting the deductible, currently $75,000, to be paid by Health Power HMO from the "eligible hospital services." Eligible hospital services are limited to the average daily maximum set forth below per member, which limitation does not include operating room charges or post-operative charges on the day of a surgical procedure, and which are further limited to a maximum reinsurance amount.


                                                  Daily Maximum
                                                  -------------

                  1 to 60 days                       $2,500
                  61 to 180 days                     $1,500
                  181 days and beyond                $1,200

The maximum lifetime reinsurance indemnity for each member is $2,000,000.

         In addition, Health Power HMO has various types of liability insurance to limit the ordinary risks of being engaged in the HMO business. Health Power HMO requires each of its physician groups and contracting hospitals to have medical malpractice insurance. Additionally, Health Power HMO carries its own medical malpractice insurance. In the ordinary course of its business, Health Power HMO may be subject to claims for which it may not be fully insured, such as claims resulting from decisions regarding providers, claims resulting from decisions regarding medical circumstances or necessity of treatment, including failure to approve medical procedures or hospital admissions, claims against Health Power HMO for malpractice by providers in its network, claims for failure to provide coverage or for wrongful termination of coverage, claims resulting from other issues with employer groups, members, or providers, and other general liability claims. There is a risk that claims could exceed or not be covered by insurance.

COMPETITION

         The health care industry is highly competitive. Health Power HMO faces substantial competition in each of its service areas from many types of competitors, including other for-profit and not-for-profit HMOs, PPOs, self-funded plans, and traditional indemnity insurance carriers, many of which have substantially larger enrollments and greater financial and other resources than Health Power HMO. Health Power HMO believes that the principal competitive factors affecting its ability to retain and increase membership include its provider network, the cost of health benefit plans offered, geographic areas served, reputation, financial stability, quality of staff, comprehensiveness of benefit coverage, diversity of product offerings, and market presence. The relative importance of each of these factors and Health Power HMO's key competitors vary by customer type and by market. In addition, a number of Health Power HMO's competitors offer diverse products, many of which are similar to those that Health Power HMO is currently offering or may be offering in the future. Furthermore, premium rates charged by Health Power HMO's competitors may have an impact on Health Power HMO's operations. The market for HMO and managed care products has been subject to historical changes in profitability resulting from increases in health care costs during periods when significant competition or other market factors prevent corresponding increases in premiums. During the last several years, competition in the commercial HMO market was intense, with many health insurers and HMOs reducing their premium rates.

         Health Power HMO will face varying levels of established competition if it enters new markets or introduces new programs, products, and services. In addition, new competitors may compete with Health Power HMO in the future.

         Health Power HMO also competes with other managed care plans to enter into contracts with independent physicians, physician groups and other providers. Competitive factors influencing a physician's or other provider's decision to contract with Health Power HMO include potential membership volume, reimbursement rates, timeliness of reimbursement and administrative service capabilities.

COMPMANAGEMENT--CLAIMS MANAGEMENT

OHIO'S WORKERS' AND UNEMPLOYMENT COMPENSATION SYSTEMS

         The following is intended to provide a summary description of the Ohio workers' and unemployment compensation systems.

         Ohio's workers' compensation system is a no-fault state insurance program whereby injured workers are provided with medical and disability benefits. Ohio law requires all employers, with certain exceptions, to provide their employees with workers' compensation coverage. Ohio's system is administered by the Ohio Bureau of Workers' Compensation (the "BWC"), which is responsible for managing the state insurance fund, determining premium rates and manual classifications, collecting premiums from employers, and paying benefits to or on behalf of injured workers. In determining the premium rates, the BWC first classifies occupations or industries with respect to their degree of hazard and then determines the risk of the different classes. The workers' compensation program is funded by premiums paid by employers into the state insurance fund, which premiums are based upon the classification of an employer's employees and such employer's specific risk experience. If certain conditions are satisfied, similar types of employers may participate in plans that group, for rating purposes, such employers in pools that spread each employer's risk among all of the employers participating in that group. Under these "group rating plans," the premium rates are based upon the risk experience of the group and not the individual employer participating in that group. Employers which generally have 500 or more employees in Ohio and have sufficient financial capabilities may be granted status by the BWC as a self-insuring employer, which means that such employers are not required to pay premiums into the state insurance fund, but instead pay the same compensation, medical, and disability benefits as required by the Ohio workers' compensation program directly to or for the benefit of their injured workers.

         The Ohio workers' compensation system is currently undergoing substantial change. Effective March 1, 1997, the BWC began implementing a managed care system for workers' compensation claims known as the Health Partnership Program (the "HPP"). This program applies to all Ohio employers other than self-insured employers. The BWC has also implemented a similar program for self-insured employers known as the Qualified Health Plan.

         Under the HPP, participating employers are required to select a BWC-certified managed care organization (an "MCO"), or have such an MCO assigned to them by the BWC, to manage their workers' compensation claims. The MCO is primarily responsible to provide medical management and cost containment services for employers with respect to their workers' compensation claims. In order to receive BWC certification, an MCO is required to have, among other things, a network of healthcare providers, a quality assurance program, and certain information system capabilities. The MCO provides, among other things, utilization review services, medical case management services, dispute resolution, rehabilitation, peer review, and quality assurance programs with respect to workers' compensation claims.

         Ohio's unemployment compensation system provides compensation benefits to workers who are laid off or involuntarily separated from employment without just cause. This system is administered by the Ohio Bureau of Employment Services (the "OBES"), which is responsible for managing the unemployment compensation fund, determining contribution rates, collecting contributions from employers, maintaining each employer's account, determining eligibility for benefits, and paying benefits to eligible unemployed workers. Contribution rates are determined each year by the OBES and then assigned to the individual employers. Employers are assigned the standard contribution rate (an amount equal to a specified percentage of wages as determined by the OBES) or the average contribution rate for its industry, whichever is greater, until they become eligible for an experience rate. Thereafter, the annual contribution rate is based upon the specific experience of each employer. The unemployment compensation program is funded by contributions paid by employers into the unemployment compensation fund.

SERVICES

         CompManagement provides claims management and medical cost containment services to employers with respect to their workers' and unemployment compensation claims. In the area of workers' compensation, such services include the review and processing of an employer's workers' compensation claims, the design of individual programs to improve an employer's experience ratings, representation of employers before the Ohio Industrial Commission and the BWC, the performance of risk analysis for an employer's experience rating, the review of premium audits on behalf of employers, and analysis of employers for inclusion in group rating plans. CompManagement also acts as a third party administrator ("TPA") of workers' compensation claims for self-insured employers. Each employer selects the types of services it desires and then enters into a contract with CompManagement to provide such services. These contracts are typically for a one-year period.

         In the area of unemployment compensation, CompManagement's services are similar to its services in the area of workers' compensation. Such services include the review and processing of an employer's unemployment compensation claims and representation of employers before the OBES. Each employer selects the types of services it desires and then enters into a contract with CompManagement to provide such services. These contracts are typically for a one year period.

         CompManagement currently provides its services to approximately 10,000 employers located in all 88 Ohio counties. A substantial number of these employers have entered into contracts with CompManagement because of their participation in group rating plans, discussed above, sponsored by trade associations of which such employers are members. Fees from employers participating in one of these group rating plans accounted for approximately 56%, 28%, and 18% of CompManagement's revenues for 1996, 1995, and 1994, respectively.

         CompManagement Health Systems provides its MCO services to approximately 17,000 employers located in all 88 Ohio counties. In addition, CompManagement Health Systems has also entered into contractual arrangements with other MCOs pursuant to which it provides various MCO administrative services to such MCOs. As an MCO, CompManagement Health Services provides the following types of services: receiving and processing new workers' compensation claims; reporting injury and claim activity to the Bureau; reviewing and processing bills submitted by physicians and hospitals; paying physician and hospital bills once funds are received from the BWC; providing quality assurance programs; educating participating employers on the HPP program; providing utilization review programs; providing medical case management programs; providing a dispute resolution system for participants; providing rehabilitation programs; and providing a peer review system. Because all workers' compensation claims are reimbursed by the BWC, CompManagement Health Systems does not assume any risk for the payment of medical or disability benefits to employees with respect to their claims.

MARKETING

         CompManagement markets its services through both its own sales force of three persons who directly contact prospective and existing employer groups and its relationships with over 500 insurance agents and brokers. CompManagement has service center locations in Akron, Cincinnati, Cleveland, and Toledo, in addition to its Dublin, Ohio offices.

         CompManagement Health Systems primarily markets its MCO through its relationship with CompManagement, as well as its relationship with over 500 insurance agents and brokers. In addition, employers who do not select an MCO have one assigned to them by the BWC. In 1997, approximately 2,400 employees were assigned to CompManagement Health Systems' MCO.

COMPETITION

         Claims management for workers' compensation and unemployment compensation claims is a highly competitive industry, with most of the market share concentrated among a few companies, including CompManagement. The principal competitive factors are types of services offered and responsive to customer needs. CompManagement's strategy is to effectively compete on the basis of quality and outstanding customer service, while offering a full range of services.

         Although newly implemented, managed care of workers' compensation claims is a highly competitive industry. Initially, 29 MCOs received state-wide certification and a total of 52 MCOs received county or state certification under the HPP program. CompManagement Health Systems competes with both state-wide certified MCOs as well as county-certified MCOs. CompManagement Health Systems believes that the principal competitive factors affecting its ability to retain and attract new employers include its reputation, relationship with its insurance agents and brokers, geographic areas served, financial stability, provider network, and responsiveness to customer needs. CompManagement Health Services' strategy is to effectively compete on the basis of quality and outstanding service. Many of its competitors have greater financial and other resources than CompManagement Health Systems.


GOVERNMENT REGULATION

         Government Regulations

         Ohio law governs all aspects of an Ohio HMO's business, including financial condition, solicitation of subscribers, contracts with health care providers, subscriber participation and the scope of benefits provided. In Ohio, myriad statutes and regulations subject HMOs to concurrent regulation by the Ohio Department of Health ("ODH"), ODI, and, for those HMOs participating in the Ohio ADC Medicaid program, ODHS. The Company believes that its HMO is currently in material compliance with all laws, regulations, and certification requirements applicable to it. However, in December 1996, Health Power HMO was placed under supervision by ODI for its failure to satisfy Ohio's statutory net worth requirements for HMOs. Health Power HMO was released from supervision on March 20, 1997, after it satisfied ODI's requirements of supervision.

         An HMO may not commence or continue operations in the State of Ohio without a certificate of authority. The certificate of authority application procedure requires, among other things, satisfying the Director of Health of ODH (the "Director of Health") and the Superintendent of Insurance of ODI (the "Superintendent of Insurance") as to the adequacy of the HMO's organizational structure, financial resources, utilization review, quality assurance programs, and complaint procedures. In addition to the application for a certificate of authority, each HMO operating in Ohio must deposit a bond of cash, securities, or, with approval, corporate surety with the Superintendent of Insurance. Health Power HMO holds a certificate of authority to operate an HMO in Ohio.

         Ohio HMOs must file annual reports with both the Director of Health and the Superintendent of Insurance, containing similar information as is required in the application for the certificate of authority, including: audited financial statements, summary of utilization review, description of enrollee population and composition, written complaints and their disposition, and disclosure of the organization's officers or partners. In addition, HMOs participating in the Ohio ADC Medicaid program must file annual and quarterly cost reports with ODHS. The Director of Health and the Superintendent of Insurance must also conduct periodic reviews of each HMO.

         Ohio statutes require Ohio HMOs to maintain a certain minimum total admitted assets, with only certain assets and liabilities of the HMO considered in calculating such minimum total admitted assets. In addition, Ohio law requires HMOs to maintain statutory net worth in an amount such that admitted assets are equal to at least 110% of liabilities. On December 5, 1996, Health Power HMO was placed under supervision by ODI because of its failure to satisfy this statutory net worth requirement. On March 20, 1997, Health Power HMO was released from supervision after it satisfied ODI's requirements of supervision.

         Ohio law requires each HMO to deposit $250,000 with ODI. Finally, each HMO participating in the Ohio ADC Medicaid program are required to maintain a deposit with ODHS of $200,000. See Item 8. Financial Statements and Supplementary Data, Note 4 of the Notes to the Consolidated Financial Statements.

         HMOs are included in the definition of "insurers" for purposes of the Ohio Insurance Holding Company Systems Act (the "Holding Company Act"), and as such, are subject to regulation under the Holding Company Act. Generally, the Holding Company Act requires HMOs to register with ODI and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management, or financial condition of the HMO. Pursuant to these laws, ODI may examine the HMO at any time, require disclosure of material transactions involving the HMO and the other members of the holding company system, and require prior notice and an opportunity to disapprove of certain "extraordinary" transactions, including, but not limited to, extraordinary dividends. Pursuant to these laws, all transactions within the holding company system affecting the HMO must be fair and equitable. In addition, approval of ODI is required prior to the consummation of transactions affecting the control of the HMO.

         ODI regulations require ODI approval if dividends or distributions of an HMO within a 12-month period were to exceed 15% of the HMO's statutory net worth as of the end of the preceding fiscal year. Additionally, each HMO must demonstrate its financial soundness to the Superintendent of Insurance and submit to monitoring of its financial condition by ODI.

         Pursuant to Ohio regulations, each HMO must notify the Superintendent of Insurance of any major modification of its operations that affects, among other things, the HMO's solvency, the health care services the HMO provides or the manner in which the HMO conducts its business. If the modification is the result of action by the HMO, the modification is subject to prior approval by the Superintendent of Insurance.

         Health Power HMO is not a federally qualified HMO. Federally qualified HMOs must file periodic financial disclosure reports with, and are subject to continuous oversight and periodic review by, the United States Department of Health and Human Services and the United States Health Care Financing Administration ("HCFA"). Subject to certain exceptions, federally qualified HMOs are required to set their premiums according to principles of community rating and to offer a minimum level of benefits which typically exceeds the level of benefits required by state regulation. Historically, the primary benefits of obtaining federal qualification were that it enabled an HMO to offer health care services to Medicare recipients and to be exempt from federal (and possibly state) enrollment mix requirements. However, non-federally qualified HMOs are now permitted to offer health care services to Medicare recipients. Health Power's management periodically reviews whether or not federal qualification would yield tangible benefits that would make the effort and expense of obtaining federal qualification worthwhile to the Company.

         CompManagement's business is not subject to specific government regulation or oversight. However, its business is substantially dependent on the operation of Ohio's workers' and unemployment compensation systems.

         CompManagement Health Systems is certified by the BWC to operate a state-wide MCO and is subject to regulation by the BWC as an MCO. In order to receive BWC certification, an MCO must demonstrate that it has, among other things, a satisfactory network of healthcare providers in each of its service area, a quality assurance program, and certain information system capabilities.

         Health Power TPA is licensed by ODI and is subject to regulation as a TPA. Health Power Life Agency is licensed by ODI and is subject to regulation as an insurance agency. The Company believes that these entities are presently in compliance with all laws, regulations, and certification requirements applicable to them.

         Medicaid

         Medicaid is a cooperative state and federal program which provides health care services to low income individuals in the United States. Medicaid is divided into several types of programs, including Aid to Families with Dependent Children and Healthy Start, blind and disabled persons, and persons requiring nursing home care (who may also be concurrently receiving Medicare benefits). Medicaid is sponsored by individual state governments, such as Ohio, which obtain significant financial support from the federal government in the form of matching funds. Ohio's Medicaid program is supervised and regulated by ODHS. Currently, only ADC Medicaid recipients are eligible to receive Medicaid medical benefits through a participating HMO.

         Health Power HMO participates in Ohio's ADC Medicaid program through a provider agreement with ODHS. ODHS may enter into provider agreements for the provision of Medicaid services with HMOs that meet ODHS's definition of an HMO and that comply with certain other rules. As a participant in Ohio's ADC Medicaid program, Health Power HMO must comply with specific rules established for such participation. These rules contain specific requirements, including eligibility, enrollment, disenrollment, covered services, eligible providers, subcontractors, recordkeeping, reporting, quality assurance, and marketing. An HMO's compliance with these requirements is subject to monitoring by ODHS or its designee, the State of Ohio's auditor's office, and the United States Department of Human Services. The process by which ODHS evaluates an HMO's compliance with the quality assurance standards is an annual comprehensive quality assurance evaluation by a third party reviewing organization. In addition, the HMO must submit quarterly utilization reports. The most recent evaluations of Health Power HMO's HMO indicated that it was in compliance with ODHS quality assurance standards.

         In voluntary counties, Ohio and federal regulations require HMOs participating in the ADC Medicaid program to derive, generally, at least 25% of their membership residing in a single county, or group of contiguous counties approved as a single service area, from non-Medicaid recipients. ODHS has the authority to waive the state requirement for an HMO on an annual basis for up to three years, provided that HCFA has also waived the federal enrollment mix requirement for such HMO. HCFA has the authority to waive the federal requirement for up to three years. Mahoning County is the only voluntary county in which Health Power HMO offers its services to ADC Medicaid recipients, and it currently has ODHS and HCFA waivers for this county. See also "-- Mandatory Managed Care Counties for ADC Medicaid Recipients."

         Mandatory Managed Care Counties for ADC Medicaid Recipients

         In January 1995, the State of Ohio received a waiver from HCFA which exempted the operation of Ohio's Medicaid program from many of the federal regulations applicable to Medicaid, such as the enrollment mix requirement described above. This waiver, however, was only applicable to the type of health care program approved by the Ohio General Assembly. The legislation adopted by the General Assembly grants authority to ODHS to "mandate" ADC Medicaid recipients residing in certain Ohio counties to enroll in managed care plans in order to receive medical services. Pursuant to this authority, ODHS has designated seven counties (Franklin, Montgomery, Hamilton, Butler, Cuyahoga, Summit, and Lucas) as mandatory counties. All ADC Medicaid recipients residing in a mandatory county must enroll with a managed care plan in order to receive medical services. In a mandatory county, all participating HMOs must accept all eligible ADC Medicaid recipients desiring to enroll in such HMO, without restriction, in the order in which such recipients apply to become enrollees of such HMO. Enrollment opportunities must remain open and available as long as the enrollment maximums determined by ODHS and found in the provider agreement with such HMO are not exceeded. Because of this requirement, participating HMOs are not be subject to the federal and state enrollment mix requirements, but instead, membership is limited as to the maximum number of enrollees by the ODHS provider agreement.


EMPLOYEES

         As of March 1, 1997, the Company had 204 full-time employees. Of these, 66 were employed in connection with Health Power HMO's operations, 101 were employed in connection with CompManagement's operations, and 37 were employed in connection with CompManagement Health Systems' operations. The employees of the Company are not represented by a union. The Company considers its relations with such employees to be good.


ITEM 2.  PROPERTIES
-------  ----------

         The Company's subsidiary owns two three-story office buildings located at 556 and 560 East Town Street, Columbus, Ohio, which are used as Health Power HMO's principal office facilities. These facilities contain approximately 14,195 square feet of office space.

         CompManagement currently leases approximately 39,000 square feet of office space at 5777 Frantz Road, Dublin, Ohio. This lease will expire in December 1997. CompManagement has entered into a lease for a building under construction located in Dublin, Ohio, which it expects to occupy in October 1997. CompManagement will initially lease approximately 50,000 square feet of office space in this new building. CompManagement also leases office space in Akron, Cleveland, and Toledo, Ohio, which is used as service centers for its operations.

         Health Power HMO and CompManagement share office space which is leased in Cincinnati, Ohio.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

         Neither the Company nor any of its subsidiaries are currently a party to any material legal proceedings, nor, to the Company's knowledge, is any material legal proceeding threatened against the Company or any of its subsidiaries. On December 5, 1996, Health Power HMO was placed under supervision by the Ohio Department of Insurance because of its failure to satisfy Ohio's statutory net worth requirement for HMOs. On March 20, 1997, Heath Power HMO was released from supervision after it satisfied the Department's requirements for supervision.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

         The executive officers of the Company and their respective ages and present positions with the Company are as follows:


         Officers                   Age     Present Position(s) with the Company
         --------                   ---     ------------------------------------

         Dr. Bernard F. Master      55      Chairman of the Board and Chief Executive Officer
                                            of the Company

         Thomas E. Beaty, Jr.       59      President, Chief Operating Officer, and Treasurer
                                            of the Company

         Ronald J. Wurtz            54      Chief Financial Officer and Controller of the
                                            Company

         Robert J. Bossart          45      Chief Executive Officer of CompManagement and
                                            CompManagement Health Systems

         Jonathan R. Wagner         39      President of CompManagement

         Richard T. Kurth           38      Executive Vice President of CompManagement


         Dr. Master has been the Chairman of the Board and Chief Executive Officer of the Company since its formation in March 1985. Since 1966, Dr. Master has been a practicing physician in Columbus, Ohio. Dr. Master is a senior attending physician at Doctors Hospital, Columbus, Ohio, and a member of the courtesy staff of Deaconess Hospital, Cincinnati, Ohio. Dr. Master is the sole stockholder of a corporation which operates two medical clinics which are providers for Health Power's HMO.

         Mr. Beaty has been the President and Chief Operating Officer of the Company since May 1990, and Treasurer of the Company since August 1996. He was also the Treasurer of the Company from April 1992 to July 1995.

         Mr. Wurtz has been the Controller of the Company since August 1990 and has been Chief Financial Officer since June 1996. He also served as Chief Financial Officer of the Company from November 1993 to July 1995.

         Mr. Bossart has been an executive officer of CompManagement since its formation in 1984 and the chief executive officer of CompManagement Health Systems since September 1996.

         Mr. Wagner has been an executive officer of CompManagement since its formation in 1984.

         Mr. Kurth has been an executive officer of CompManagement since its formation in 1984.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  ---------------------------------------------------------------------

         The Company's shares of common stock are traded on the Nasdaq National Market system under the symbol HPWR. The following table sets forth the range of the reported high and low sales prices of the Company's common stock by calendar quarter for 1995 and 1996:


                                                High                    Low
                                                ----                    ---

         For the quarter ended 1995:

                  March 31                     $14.50                  $13.25
                  June 30                      $16.00                  $13.25
                  September 30                 $12.00                  $10.50
                  December 31                  $10.50                  $ 7.25

         For the quarter ended 1996:

                  March 31                     $ 9.75                  $ 8.50
                  June 30                      $11.50                  $ 6.50
                  September 30                 $ 8.00                  $ 6.00
                  December 31                  $ 5.75                  $ 1.94

         The Company has not paid any dividends on its shares of common stock to date, and it intends to retain its earnings to finance the development and expansion of its business for the foreseeable future. The approval of ODI is required if dividends or distributions of an HMO, such as the Company's, within a 12-month period would exceed 15% of the HMO's statutory net worth as of the end of the preceding fiscal year.

         As of March 5, 1997, there were 87 stockholders of record of the Company's common stock and approximately 2,000 beneficial owners of such stock, and the last sales price per share on that date, as reported by the Nasdaq National Market system, was $3.88.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data, operating statistics, and membership data for the Company as of and for each of the years in the five-year period ended December 31, 1996. All periods in the table have been restated to reflect the acquisition of CompManagement, which was accounted for as a pooling of interests.


                                                                              YEARS ENDED DECEMBER 31,
                                               -------------------------------------------------------------------------------
                                                1996             1995             1994            1993                1992
                                                ----             ----             ----            ----                ----
                                               (in thousands of dollars, except per share data, operating statistics and membership data
STATEMENT OF OPERATIONS DATA:
  Revenues:
    ADC Medicaid............................   $44,247          $37,587          $34,901         $28,915             $23,149
    Commercial..............................    15,167           15,603           15,563          14,961              11,127
    Contract................................     6,672            5,571            3,547           1,774               1,216
                                               -------          -------          -------         -------             -------
    Total revenues..........................    66,086           58,761           54,011          45,650              35,492
                                               -------          -------          -------         -------             -------
  Expenses:
    HMO health care costs...................    57,288           46,242           39,186          35,276              27,954
    Selling, general and administrative.....    15,888           13,595           10,349           7,695               6,420
    Membership acquisition..................     5,000             ---              ---             ---                 ---
                                               -------          -------          -------         -------             -------
    Total expenses..........................    78,176           59,837           49,535          42,971              34,374
                                               -------          -------          -------         -------             -------
  Income (loss) from operations.............   (12,090)          (1,076)           4,476           2,680               1,118
  Interest income and other, net............       834            1,158              737             231                 144
                                               -------          -------          -------         -------             -------
  Income (loss) before income tax expense
     (benefit) and cumulative effect
     of accounting change...................   (11,256)              82            5,213           2,911               1,262
  Income tax expense (benefit)..............    (1,773)             (14)           2,031           1,256                 550
                                               -------          -------          -------         -------             -------
  Income (loss) before cumulative effect
    of accounting change....................    (9,483)              96            3,182           1,655                712
  Cumulative effect of accounting change(1).       ---              ---             ---             ---                1,260
                                               --------         -------          -------         -------             -------
  Net income (loss).........................   $(9,483)         $    96          $ 3,182         $ 1,655             $ 1,972
                                               =======          =======          =======         =======             =======
PER SHARE OF COMMON STOCK:
  Income (loss) before cumulative effect
     of accounting change...................   $ (2.49)         $  0.03          $  0.88         $  0.58             $  0.25
  Cumulative effect of accounting change(1).       ---             ---              ---             ---                 0.45
                                               -------          -------          -------         -------             -------
  Net income (loss).........................   $ (2.49)         $  0.03          $  0.88         $  0.58             $  0.70
                                               =======          =======          =======         =======             =======
  Weighted average shares outstanding.......     3,810            3,810            3,634           2,857               2,833
BALANCE SHEET DATA:
  Working capital (deficit).................   $ 1,582          $10,920          $12,884         $   569             $  (410)
  Total assets..............................    21,069           25,723           23,172          11,574               9,363
  Long-term debt, including current portion.      ---              ---              ---              353                 327
  Stockholders' equity (deficit)............     4,519           14,002           13,754           1,691                 (48)
HMO OPERATING STATISTICS:
  HMO medical loss ratio (2)................      96.4%           86.9%            77.7%           80.4%               81.6%
  HMO administrative ratio(3)...............      16.2%           17.0%            13.8%           13.4%               14.9%
HMO MEMBERSHIP DATA:
  ADC Medicaid..............................    36,439           27,802           24,720          20,503              17,729
  Commercial................................    10,277           11,047           10,475          10,367              10,025
                                               -------          -------          -------         -------             -------
  Total.....................................    46,716           38,849           35,195          30,870              27,754
                                               =======          =======          =======         =======             =======

------------------------------

(1)  Accounting change relates to adoption of SFAS No. 109, "Accounting for Income Taxes." See Notes 1 and 7 of the
     Notes to the Consolidated Financial Statements.

(2)  HMO health care costs calculated as a percentage of ADC Medicaid and commercial revenues.

(3)  HMO selling, general and administrative expenses calculated as a percentage of ADC Medicaid and commercial revenues.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

GENERAL

         During 1996, the Company's operating subsidiaries were Health Power HMO and CompManagement. As further discussed below, CompManagement Health Systems began providing its MCO services to employers in March 1997. See "1996 Developments- CompManagement Health Systems."

         Health Power HMO provides comprehensive managed health care services to members of its HMO in four service areas encompassing 19 Ohio counties in and around the cities of Columbus, Dayton, Cincinnati, Cleveland and Youngstown. Health Power HMO has historically focused on serving ADC Medicaid recipients and, to a lesser extent, commercial members enrolled through employer groups.

         The Company acquired CompManagement on July 21, 1995. The acquisition was accounted for as a pooling of interests. CompManagement, which began business in September 1984, provides claims management and medical cost containment services to employers with respect to their workers' and unemployment compensation claims. CompManagement provides its services to approximately 10,000 employers located in all 88 Ohio counties.

         This discussion should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report. The Company cautions readers that any forward looking statements contained in this report involve risks and uncertainties and are subject to change based on various factors.


1996 DEVELOPMENTS

         Supervision by the Ohio Department of Insurance

         On December 5, 1996, Health Power HMO was placed under supervision by ODI because of its failure to satisfy Ohio's statutory net worth requirements for HMOs. On March 20, 1997, Health Power HMO was released from supervision after it satisfied ODI's requirements for supervision.

         CompManagement Health Systems

         In November 1996, CompManagement Health Systems was certified as a state-wide MCO under Ohio's recently implemented managed care workers' compensation system, and in March 1997, it began providing its MCO services to employers. CompManagement Health Systems provides its MCO services to approximately 17,000 employers located in all 88 Ohio counties. As an MCO, CompManagement Health Systems provides, among other things, claims review and processing for workers' compensation claims, bill review and payment with respect to physician and hospital charges, quality assurance programs, and medical management and cost containment services for employers with respect to their workers' compensation claims. Because all workers' compensation claims are reimbursed by the BWC, CompManagement Health Systems does not assume any risk for the payment of medical or disability benefits to employees with respect to their workers' compensation claims.

         NCQA Accreditation

         In November 1996, Health Power HMO received one-year accreditation from NCQA. This accreditation is granted to HMOs which are found to have comprehensive functioning continual quality improvement programs and which satisfy all NCQA standards for accreditation.

         Transaction with ChoiceCare

         Health Power HMO acquired certain contract rights from ChoiceCare Health Plans, Inc., an Ohio corporation ("ChoiceCare"), which enabled approximately 12,000 Hamilton County ADC Medicaid recipients previously served by ChoiceCare to be automatically enrolled in Health Power HMO as of July 1, 1996. The purchase price for the contract rights was $5.0 million. The Results of Operations set forth below reflect the acquisition of such contract rights and the enrollment of the ADC Medicaid recipients previously served by ChoiceCare.

         Private Label Product

         In July 1996, Health Power HMO and Health Power Management entered into agreements with MedOhio Health, Inc. and MedOhio Health Plan, Inc. (collectively, "MedOhio Health") to offer and manage a private label managed care product known as the "University Healthcare Plan". Health Power HMO began offering the University Healthcare Plan to Franklin County ADC Medicaid recipients during the first quarter of 1997. As part of this transaction, MedOhio Health was granted an option to purchase 25,000 shares of Common Stock of the Company. See Item 8. Financial Statements and Supplemental Data, Note 11(d) of the Notes to the Consolidated Financial Statements.

         Northeast Service Area Expansion

         In July 1996, Health Power HMO became authorized to offer its managed health care services in Cuyahoga, Lorain, Mahoning, and Summit Counties, Ohio. Health Power HMO is authorized to serve commercial members in all four of these counties and ADC Medicaid recipients in Cuyahoga and Mahoning Counties. Health Power HMO begin offering its managed health care services in these counties during the third quarter of 1996.


RESULTS OF OPERATIONS

         1996 Compared to 1995

         The Company's revenues increased $7.3 million, or 12.5%, to $66.1 million during 1996, from $58.8 million for 1995. This increase was due to growth in the number of employers contracting with CompManagement and to growth in HMO membership, which more than offset reductions in HMO revenue per member months. CompManagement's revenues increased $1.1 million, or 19.8%, to $6.7 million during 1996, as compared to the prior year, as a result of an increase in the number of employers contracting for its services, and in particular, employers participating in group rating plans. Health Power HMO's revenues increased $6.2 million, or 11.7%, to $59.4 million during 1996, from $53.2 million for 1995. Health Power HMO's ADC Medicaid revenues increased 17.7% during 1996, as compared to the prior year, primarily as a result of a 25.6% increase in member months which was primarily due to the enrollment of the ADC Medicaid recipients previously served by ChoiceCare, which more than offset a 6.3% decrease in the revenue per member months. Health Power HMO's commercial revenues decreased 2.8% during 1996, as compared to the prior year, primarily as a result of a 3.2% decrease in the revenue per member month. The decrease in the ADC Medicaid revenue per member month resulted from the July 1, 1996 capitation rate reduction of approximately 12% from ODHS, discussed below. The decrease in the commercial revenue per member month was the result of a competitive and price sensitive commercial marketplace.

         Health Power HMO's health care costs increased $11.0 million, or 23.9%, to $57.3 million during 1996, from $46.2 million for 1995. The 1996 results included a fourth quarter adjustment in which Health Power HMO decreased its health care costs by approximately $1.0 million to record retention of risk-sharing funds previously accrued for payment to its primary care physicians. Health care costs, stated as a percentage of Health Power HMO's revenues (the "HMO medical loss ratio"), were 96.4% for 1996, as compared to 86.9% for 1995. The increase in the HMO medical loss ratio was primarily due to increases in per member health care costs of 14.0% and 2.6% for commercial and ADC Medicaid business, respectively, during 1996, as compared to the prior year, along with the aforementioned 3.2% decrease in per member commercial revenue and the 6.3% decrease in per member ADC Medicaid revenue during the same period. The decrease in the commercial per member revenue was attributable to rate decreases based upon the competitive and price sensitive commercial marketplace during 1996. The decrease in the ADC Medicaid per member revenue was attributable to decreases in the capitation rates from ODHS. The capitation rates from ODHS are fixed in advance of each year's agreement, and Health Power HMO is unable to adjust such rates during the contract term. ODHS bases its rates, in part, on its estimates of ADC Medicaid health care costs increases. During 1996, Health Power HMO experienced health care cost increases at rates in excess of the ODHS cost estimates. As further discussed below, Health Power HMO is attempting to control its health care costs by renegotiating existing provider contracts at more favorable rates and not renewing unprofitable commercial accounts.

         The Company's selling, general and administrative ("SGA") expenses increased $2.3 million, or 16.9%, to $15.9 million for 1996, from $13.6 million for 1995. CompManagement's SGA expenses increased $1.7 million, or 38.3%, to $6.3 million for 1996, from $4.5 million for 1995. This increase was primarily the result of expenses incurred by CompManagement Health Systems in connection with the development of its MCO operations and increases in CompManagement's selling commissions. Because CompManagement Health Systems did not generate any revenues in 1996, its SGA expenses have been included with such expenses for CompManagement for 1996 presentation purposes. See "1996 Developments-CompManagement Health Systems." Health Power HMO's SGA expenses increased $0.6 million, or 6.1%, to $9.6 million for 1996, from $9.1 million for 1995. This increase was primarily the result of expenses incurred in connection with obtaining NCQA accreditation and expansion into the Northeast service area. See "1996 Developments-NCQA Accreditation" and "-Northeast Service Area Expansion." These SGA expenses, stated as a percentage of Health Power HMO's revenues (the "HMO administrative ratio"), were 16.2% for 1996, as compared to 17.0% for 1995. The improvement in the HMO administrative ratio was due to the achievement of certain operating efficiencies as fixed overhead costs and expenses were allocated over a larger membership base due to the increase in membership resulting from the ChoiceCare transaction. See "1996 Developments--Transaction with ChoiceCare." At the direction of ODI, the Company changed its method of allocating SGA expenses among its subsidiaries for 1996 from the method used in 1995. The 1995 HMO administrative ratio and the 1995 SGA expenses of Health Power HMO have been revised to be comparable to those of 1996. This change resulted in the 1995 HMO administrative ratio being 17.0% instead of the previously reported 14.8%, and the 1995 SGA expenses of Health Power HMO being $9.1 million instead of the previously reported $7.9 million.

         As previously discussed, Health Power HMO acquired certain contract rights from ChoiceCare for a purchase price of $5.0 million. See "1996 Developments-Transaction with ChoiceCare." Because of the nature of the intangible asset acquired, the Company elected to write-off the entire purchase price in 1996.

         The Company's interest income and other decreased $0.3 million to $0.8 million for 1996, from $1.2 million for 1995. This decrease resulted primarily from an decrease in the average available investable cash balance combined with reduced interest yields. The decrease in the average available investable cash balance was primarily the result of the payment of the $5.0 million purchase price for the acquisition of the ChoiceCare contract rights at the end of the second quarter of 1996 and the operating losses sustained during the year.

         The Company had an income tax benefit of $1.8 million for 1996, as compared to an income tax benefit of $14,000 for 1995. This tax benefit was the result of a loss from operations of $12.1 million.

         As a result of the foregoing, the Company sustained a net loss of $9.5 million as compared to net income of $96,000 for 1995.

         Health Power HMO's operating results have been and will continue to be adversely affected by capitation rate reductions from ODHS. As of July 1, 1996, the per member capitation rates from ODHS were reduced by approximately 12% from the prior year's rates. The 1996 rate reduction followed a 5% capitation rate reduction in 1995. The current reduced rates will remain in effect until June 30, 1997. Health Power HMO also incurred substantial expenses during 1996 in connection with establishing its presence in the Northeast service area and in obtaining NCQA accreditation. As previously discussed, Health Power HMO began offering its managed care services in the Northeast service area during the third quarter of 1996 and received a one-year NCQA accreditation in November 1996. See "1996 Developments-Northeast Service Area Expansion" and "-NCQA Accreditation." The Company will continue to incur expenses in 1997 in support of these activities. The Company's management believes that these activities are necessary to position Health Power HMO for continued growth. However, these activities adversely impacted 1996 earnings, and there can be no assurance that such activities will result in future growth.

         During the second half of 1996, the Company's management developed and implemented a plan of action to turn around its HMO business. Among the actions implemented, Health Power HMO renegotiated its existing provider contracts at more favorable rates; unprofitable commercial accounts were not renewed or, if renewed, at increased rates; the Company's Dayton and Miamisburg offices were closed and their operations were consolidated in the Company's Columbus office; and the Company's HMO staff was reduced.

         While the reduced capitation rates, substantial expenditures for the establishment of the Northeast service area and the obtainment of NCQA accreditation, and the write-off of the contract rights acquired from ChoiceCare, all as discussed above, had an adverse effect on the net income of the Company for 1996, management believes that its turnaround efforts in its HMO business and the profitable operations of CompManagement will lead to improved operating results. The Company likely will report losses into 1997. The Company's management believes that the Company will return to profitable operations during 1997; however, there can be no assurances as to when or if this will occur.

         1995 Compared to 1994

         The Company's revenues increased $4.8 million, or 8.8%, to $58.8 million during 1995, from $54.0 million for 1994. This increase was due to growth in the number of employers contracting with CompManagement and to growth in HMO membership, which more than offset reductions in HMO revenue per member months. CompManagement's revenues increased $2.0 million, or 57.1%, to $5.6 million during 1995, as compared to the prior year, as a result of an increase in the number of employers contracting for its services, and in particular, employers participating in group rating plans. Health Power HMO's revenues increased $2.7 million, or 5.4%, to $53.2 million during 1995, from $50.5 million for 1994. The 1995 results included a fourth quarter adjustment in which Health Power HMO increased its estimate of health care costs payable by approximately $0.4 million related to premium deficiencies with respect to group contracts in effect at December 31, 1995. Health Power HMO's ADC Medicaid revenues increased 7.7% during 1995, as compared to the prior year, primarily as a result of a 13.6% increase in member months, which more than offset a 5.2% decrease in the revenue per member month. Health Power HMO's commercial revenues increased .3% during 1995, as compared to the prior year, primarily as a result of a 9.5% increase in member months, which was offset by a 8.4% decrease in the revenue per member month. The decrease in the ADC Medicaid revenue per member month resulted from the March 1, 1995 capitation rate reduction of approximately 5% from ODHS, discussed above. The decrease in the commercial revenue per member month was the result of the competitive and price sensitive commercial marketplace.

         Health Power HMO's health care costs increased $7.1 million, or 18.0%, to $46.2 million during 1995, from $39.2 million for 1994. The 1995 results included a fourth quarter adjustment in which Health Power HMO decreased its health care costs by approximately $0.6 million to record retention of risk-sharing funds previously accrued for payment to its primary care physicians. The HMO medical loss ratio was 86.9% for 1995, as compared to 77.7% for 1994. The increase in the HMO medical loss ratio was primarily due to increases in per member health care costs of 13.3% and 1.3% for commercial and ADC Medicaid business, respectively, during 1995, as compared to the prior year, along with the aforementioned 8.4% decrease in per member commercial revenue and the 5.2% decrease in per member ADC Medicaid revenue during the same period. Health Power HMO normally adjusts its commercial rating to include health care cost increases, but also balances marketing decisions against marketplace considerations. With respect to ADC Medicaid pricing, because Health Power HMO's monthly per member capitation rate payment from ODHS is based, in part, on ODHS estimates of ADC Medicaid health care cost increases, Health Power HMO is unable to appropriately adjust its pricing if actual ADC Medicaid health care costs increase at a rate in excess of the ODHS estimates.

         The Company's SGA expenses increased $3.2 million, or 31.4%, to $13.6 million for 1995, from $10.3 million for 1994. CompManagement's SGA expenses increased $1.2 million, or 34.3%, to $4.5 million for 1995, from $3.4 million for 1994, primarily as a result of increases in selling commissions and other expenses necessary to support the increase in the number of employers contracting for its services. Health Power HMO's SGA expenses increased $2.1 million, or 30.0%, to $9.1 million for 1995, from $7.0 million for 1994. The administrative ratio was 17.0% for 1995, as compared to 13.8% for 1994. The increase in Health Power HMO's SGA expenses, as well as the increase in the HMO administrative ratio, was primarily due to increased marketing and sales expenditures, provider network expansion, physician credentialing, activities associated with efforts to obtain NCQA accreditation, and costs associated with the acquisition of CompManagement.

         The Company's interest income and other increased $0.4 million to $1.2 million for 1995, from $0.7 million for 1994. This increase resulted primarily from an increase in the average available investable cash balance combined with improved interest yields.

         The Company had an income tax benefit of $14,000 for 1995, as compared to an income tax expense of $2.03 million for 1994. This tax benefit was the result of a loss from operations of $1.08 million, adjustment of various state and local tax accrual accounts, and the effect of certain tax-exempt income.

         As a result of the foregoing, the Company's net income decreased $3.1 million to $96,000 during 1995, from $3.2 million for 1994.

LIQUIDITY AND CAPITAL RESOURCES

         The Company finances its operations through internally generated funds and net proceeds from the March 1994 public offering, and its principal sources of cash have been premium revenues from Health Power HMO, contract revenues from CompManagement, and investment income. The net proceeds from the March 1994 public offering were $8.6 million. The Company's principal capital needs are to fund ongoing operations and to maintain necessary regulatory capital. At December 31, 1996, the statutory net worth of Health Power HMO was ($0.5 million), which did not meet Ohio's minimum statutory net worth requirements. See "1996 Developments-Supervision by the Ohio Department of Insurance."

         At December 31, 1996, the Company had working capital of $1.6 million, as compared to working capital of $10.9 million at December 31, 1995. At December 31, 1996, cash and cash equivalents were $13.9 million, a decrease of $5.6 million from $19.5 million at December 31, 1995. This decrease was attributable primarily to a $9.4 million loss from operations and a $4.1 million increase in the health care costs payable. The Company's cash and cash equivalents do not include statutory cash deposits segregated as required by ODI and ODHS. These deposits of $0.4 million as of December 31, 1996, are included with other assets on the balance sheet.

         Net cash used in operating activities was $5.1 million for 1996, as compared to net cash provided by operating activities of $1.7 million during 1995. In general, changes from year to year in cash flow from operations are primarily due to changes in net earnings, health care costs payable, and deferred revenues. Many of these fluctuations are due to timing of cash receipts or payments. Because premium payments received prior to the month of coverage are recorded as deferred revenues, the extent of such receipts can cause fluctuations in the total amount of cash from month-to-month.

         As previously discussed, the Company will likely report losses into 1997, which will adversely impact the Company's liquidity. However, the Company's management is implementing a plan of action to turn around its HMO business. Among the actions taken which should improve operating results for 1997 are improved provider contracting and a substantial reduction in unprofitable commercial accounts. However, the Company has experienced capitation rate decreases with respect to its ADC Medicaid membership, which affects the Company's ability to generate sufficient revenues to offset its health care costs.

INFLATION

         Historically, medical costs have risen at a higher rate than the general rate of inflation. The Company believes that its cost containment procedures and contractual arrangements with providers mitigate, but do not wholly offset, the effects of medical cost inflation on its operating results.

         The commercial marketplace was intensely competitive and price sensitive during 1996, and Health Power HMO was generally unable to increase its commercial premium rates commensurate with its medical cost increases in 1996. The Company's management has implemented a plan of action which, among other things, focuses on not renewing unprofitable commercial accounts or, if renewing, at increased rates. However, there can be no assurance that this action will result in mitigating the effects of medical cost inflation.

         With respect to ADC Medicaid capitation rates, and as previously discussed, in 1995, Health Power HMO received an approximate 5% capitation rate reduction from ODHS with respect to its ADC Medicaid membership. In 1996, the Company received further capitation rate reductions from ODHS, varying by service area, of approximately 12%. These further reduced rates will be in effect until June 30, 1997.

         Because of the foregoing, the Company may be unable to offset the adverse effects of inflationary medical cost increases to its operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

         The Consolidated Financial Statements, including the Notes to Consolidated Financial Statements and the Report of Independent Accountants, appear following this page. Supplemental data is omitted because it is not applicable to the Company.

REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
Health Power, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Health Power, Inc., and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Power, Inc., and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ COOPERS & LYBRAND L.L.P.
    Coopers & Lybrand L.L.P.


Columbus, Ohio
March 5, 1997,
except for Note 13
for which the date is
March 20, 1997

HEALTH POWER, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31, 1996 and 1995


                       ASSETS                                  1996              1995

Current assets:
      Cash and cash equivalents                            $13,928,640       $19,492,893
      Accounts receivable                                    2,257,390         1,892,111
      Prepaid expenses and other                               151,732           146,532
      Income taxes refundable                                1,794,919           405,644
      Deferred income taxes                                                      703,511
                                                           -----------       -----------

            Total current assets                            18,132,681        22,640,691
                                                           -----------       -----------


Property and equipment, at cost:
      Land                                                     152,640           152,640
      Buildings and leasehold improvements                   1,252,654         1,231,514
      Furniture, equipment and software                      2,447,919         2,308,826
                                                           -----------       -----------

                                                             3,853,213         3,692,980

                 Less accumulated depreciation               1,460,535         1,126,942
                                                           -----------       -----------

                                                             2,392,678         2,566,038
                                                           -----------       -----------

Deferred income taxes                                                              1,747

Deposits and other assets                                      543,218           514,231
                                                           -----------       -----------

            Total assets                                   $21,068,577       $25,722,707
                                                           ===========       ===========

CONTINUED

HEALTH POWER, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



                  LIABILITIES AND STOCKHOLDERS' EQUITY                          1996                1995

Current liabilities:
      Health care costs payable                                            $ 10,896,149        $  6,883,420
      Capitation costs withheld and risk-sharing funds                                              437,303
      Deferred revenues:
            HMO                                                               3,753,608           3,398,844
            Consulting                                                        1,028,944             304,961
      Accounts payable                                                          665,779             514,776
      Accrued expenses and other current liabilities                            205,516             181,458
                                                                           ------------        ------------

            Total current liabilities                                        16,549,996          11,720,762
                                                                           ------------        ------------

Commitments and contingencies (Notes 6 and 7)

Stockholders' equity:
      Preferred stock, par value of $.01 per share, 5,000,000 shares authorized; none issued
      Common stock, par value of $.01 per share, 10,000,000 shares
      authorized; 3,810,331 shares issued and outstanding                        38,104              38,104
      Additional paid-in capital                                             10,711,292          10,711,292
      Retained earnings (deficit)                                            (6,230,815)          3,252,549
                                                                           ------------        ------------

            Total stockholders' equity                                        4,518,581          14,001,945
                                                                           ------------        ------------

            Total liabilities and stockholders' equity                     $ 21,068,577        $ 25,722,707
                                                                           ============        ============


The accompanying notes are an integral part of the consolidated financial statements.

HEALTH POWER, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 1996, 1995 and 1994


                                                        1996                1995                1994

Revenues:
      Medicaid                                      $ 44,246,928        $ 37,587,138        $ 34,901,001
      Commercial                                      15,167,341          15,602,926          15,563,480
      Contract                                         6,671,679           5,571,118           3,546,578
                                                    ------------        ------------        ------------

                                                      66,085,948          58,761,182          54,011,059
                                                    ------------        ------------        ------------

Expenses:
      Health care costs                               57,287,623          46,242,509          39,186,145
      General and administrative                      15,888,246          13,594,520          10,349,404
      Membership acquisition                           5,000,000
                                                    ------------        ------------        ------------

                                                      78,175,869          59,837,029          49,535,549
                                                    ------------        ------------        ------------

            (Loss) income from operations            (12,089,921)         (1,075,847)          4,475,510

Interest income and other, net                           833,723           1,158,298             737,882
                                                    ------------        ------------        ------------

            (Loss) income before income taxes        (11,256,198)             82,451           5,213,392

Federal, state and local income tax benefit
            (expense)                                  1,772,834              13,666          (2,031,145)
                                                    ------------        ------------        ------------

            Net (loss) income                       $ (9,483,364)       $     96,117        $  3,182,247
                                                    ============        ============        ============

Net (loss) income per common share                  $      (2.49)       $       0.03        $       0.88
                                                    ============        ============        ============

Weighted average shares outstanding                    3,810,331           3,809,757           3,634,161
                                                    ============        ============        ============


The accompanying notes are an integral part of the consolidated financial statements.

HEALTH POWER, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

for the years ended December 31, 1996, 1995 and 1994


                                                                                                         RETAINED
                                                                                                         EARNINGS
                                                   COMMON STOCK           ADDITIONAL       UNEARNED      (ACCUMU-      TOTAL STOCK-
                                           -------------------------       PAID-IN        COMPENSA-       LATED         HOLDERS'
                                             SHARES         AMOUNT         CAPITAL          TION         DEFICIT)        EQUITY
                                           -------------------------    ------------   ------------    -----------    ------------

Balance at December 31, 1993               2,858,761    $     28,588    $  1,687,736   $    (12,822)  $    (12,815)   $  1,690,687

      Issuance of common stock-
                initial public offering      915,060           9,151       8,605,823                                     8,614,974

      Issuance of common stock-
                incentive stock bonus
                plan                          35,458             354         318,768                                       319,122

      Unearned compensation-
                incentive stock bonus
                plan                                                                         (40,366)                      (40,366)

      Net income                                                                                         3,182,247       3,182,247

      Pooled subsidiary cash
                dividends                                                                                  (13,000)        (13,000)
                                           ---------    ------------    ------------   ------------   ------------    ------------

Balance at December 31, 1994               3,809,279          38,093      10,612,327        (53,188)     3,156,432      13,753,664

      Issuance of common stock-
                employee stock option
                plan                           1,052              11          11,561                                        11,572

      Tax benefit on incentive stock
                bonus plan                                                    87,404                                        87,404

      Earned compensation-
                incentive stock bonus
                plan                                                                         53,188                         53,188

      Net income                                                                                            96,117          96,117
                                           ---------    ------------    ------------   ------------   ------------    ------------

Balance at December 31, 1995               3,810,331          38,104      10,711,292                     3,252,549      14,001,945

      Net loss                                                                                          (9,483,364)     (9,483,364)
                                           ---------    ------------    ------------   ------------   ------------    ------------

Balance at December 31, 1996               3,810,331    $     38,104    $ 10,711,292   $              $ (6,230,815)   $  4,518,581
                                           =========    ============    ============   ============   ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

HEALTH POWER, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 1996, 1995 and 1994


                                                                         1996               1995               1994
Cash flows from operating activities:
      Net (loss) income                                              $(9,483,364)       $    96,117        $ 3,182,247
      Adjustments to reconcile net (loss) income to net
                 cash (used in) provided by operating
                 activities:
            Depreciation                                                 359,855            202,242            111,101
            Loss (gain) on disposal of property and
                 equipment                                               209,226               (751)            17,607
            Incentive stock bonus plan                                                      140,592            172,383
            Changes in current assets and current liabilities:
                 Accounts and notes receivable                          (350,279)          (634,086)           449,077
                 Prepaid expenses and other                               (5,200)            40,304            (82,246)
                 Income taxes refundable                              (1,389,275)          (405,644)
                 Health care costs payable                             4,111,797           (125,211)           215,120
                 Capitation costs withheld                              (437,303)          (105,150)           (19,114)
                 Deferred revenues                                     1,078,747          3,435,188             60,776
                 Accounts payable                                        151,003            293,411           (372,953)
                 Income taxes payable                                                      (719,756)            73,616
                 Accrued expenses and other liabilities                  (75,010)          (476,306)           145,288
                 Deferred income taxes                                   705,258            (39,395)           111,318
                                                                     -----------        -----------        -----------

            Net cash (used in) provided by operating
                 activities                                           (5,124,545)         1,701,555          4,064,220
                                                                     -----------        -----------        -----------

Cash flows (used in) provided by investing activities:
      Purchase of property and equipment, net                           (509,721)        (2,360,380)          (310,419)
      Proceeds from sale of property and equipment                        99,000
      Deposits and other                                                 (28,987)           (80,393)             3,528
                                                                     -----------        -----------        -----------

            Net cash used in investing activities                       (439,708)        (2,440,773)          (306,891)
                                                                     -----------        -----------        -----------


CONTINUED

HEALTH POWER, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                1996                1995                1994

Cash flows provided by (used in)  financing
            activities:
      Issuance of common stock for cash                                         $     11,572        $  9,361,064
      Deferred offering costs                                                                           (328,719)
      Repayment of debt obligations                                                                     (453,028)
      Cash paid for dividends (pooled subsidiary)                                                        (13,000)
                                                                                ------------        ------------

            Net cash provided by financing activities                                 11,572           8,566,317
                                                                                ------------        ------------

            Net (decrease) increase in cash
            and cash equivalents                            $ (5,564,253)           (727,646)         12,323,646

Cash and cash equivalents, beginning of year                  19,492,893          20,220,539           7,896,893
                                                            ------------        ------------        ------------

            Cash and cash equivalents, end of year          $ 13,928,640        $ 19,492,893        $ 20,220,539
                                                            ============        ============        ============

Supplemental disclosures of cash flow information:
            Income taxes paid                                                   $  1,329,860        $  1,842,270
                                                                                ============        ============

            Issuance of common stock--incentive stock
             bonus plan                                                                             $    319,122
                                                                                                    ============


The accompanying notes are an integral part of the consolidated financial statements.

HEALTH POWER, INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     a. DESCRIPTION OF OPERATIONS: Health Power, Inc. (the Company) is a Delaware holding company that operates Health Power HMO, Inc., a health maintenance organization (HMO) in the Columbus, Cincinnati and Dayton, Ohio, areas for Aid to Families With Dependent Children (ADC) and Healthy Start Medicaid recipients as well as for commercial members. On November 18, 1996 the HMO received a National Committee for Quality Service Assurance (NCQA) certificate which expires February 18, 1998. The Company also provides full-service workers' and unemployment compensation consulting services through its CompManagement, Inc. (CompManagement) subsidiary (see Note 2) to employers in the state of Ohio. Effective March 1, 1997, CompManagement Health Systems, Inc., a subsidiary of CompManagement, will also begin operations as a managed care organization for the Ohio Bureau of Workers' Compensation.

     b. BASIS OF PRESENTATION: The accompanying consolidated financial statements are presented in accordance with generally accepted accounting principles (GAAP). The Company's HMO subsidiary is subject to regulation by the Ohio Department of Insurance (the Department) and is required to file separate financial statements with the Department prepared in accordance with statutory accounting practices. Such practices differ in certain respects from GAAP. Significant statutory differences relate to certain assets designated as "nonadmitted" (principally intercompany accounts), which are charged directly to surplus and deferred federal income taxes and are not recognized for statutory reporting purposes.

     c. PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     d. PER SHARE DATA: Earnings per common share have been computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding. Common stock equivalents included in the computation represent shares issuable on assumed exercise of stock options and stock warrants having exercise prices less than the average market price of the common stock using the treasury stock method.

     e. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS: It is the policy of the Company to classify investments with original maturities of three months or less as cash equivalents and original maturities greater than three months but less than one year as short-term investments.

          Cash equivalents at December 31, 1996 include $12,809,000 deposited in an overnight sweep account and $1,472,844 invested in commercial paper and a money market fund.

HEALTH POWER, INC., AND SUBSIDIARIES

     f. PROPERTY, EQUIPMENT AND SOFTWARE: Depreciation and amortization of property, equipment and software is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 25 years.

          Expenditures for major betterments are capitalized, and expenditures for repairs and maintenance are charged to operations as incurred. When property and equipment are retired or sold, the cost and related accumulated depreciation and amortization are removed from the accounts, with any gain or loss reflected in operations.


          Depreciation expense amounted to $359,855, $202,242 and $111,101 in 1996, 1995 and 1994, respectively.

     g. REVENUES: Commercial and Medicaid revenues consist primarily of amounts earned under contracts with commercial groups and the Ohio Department of Human Services (ODHS) for Medicaid recipients. Such amounts are recognized when earned. Amounts received prior to the month of service are recorded as deferred revenues. For the year ended December 31, 1996, commercial group premiums from the State of Ohio approximated 59% of the Company's commercial revenues. Effective February 24, 1997, the Company gave notice to cancel its contract to provide services for a commercial group in the Dayton area; therefore, health care coverage for that group will cease on March 1, 1997. This group accounted for approximately 15% of the HMO's commercial revenue during 1996. Other commercial group coverage will continue as normal in the Dayton area.

          Contract revenues are derived from claims management, administrative and consulting services, which are recorded as earned based on the requirements and duration of the related contract. Revenue on certain contracts has been deferred and is recognized into income on a pro rata basis over the related contract periods, which typically range between 3 and 12 months. Commission expense associated with these contracts is also deferred and recognized into expense on a pro rata basis over the related contract periods. For services related to group rating contracts, fees are paid to the group's sponsor and netted against contract revenues. For the year ended December 31, 1996, contract revenue from a major client approximated 32% of the Company's contract revenue.

     h. HEALTH CARE COSTS: Health care costs include primary care and physician-related costs and hospital costs. Primary care and physician-related costs represent expenses incurred under contracts and arrangements with health care providers in rendering services to enrollees. Such costs include fee-for-service amounts and capitation (a monthly fixed fee per enrollee) recognized in providing medical, vision, pharmacy and other health care services.

          Hospital costs are recognized when hospital services are provided to enrollees and include stop-loss insurance coverage premiums, net of recoveries (see Note 6).

HEALTH POWER, INC., AND SUBSIDIARIES

          Primary care and physician-related costs and hospital costs include management's estimate of services provided but not reported at year-end and expected future losses on contracts in effect at year-end. The Company recognizes expected future contract losses when it is probable that expected future health care costs and maintenance costs under a group of existing contracts will exceed anticipated future premiums and stop-loss insurance recoveries on those contracts. The reserve for expected future contract losses is approximately $266,175 and $398,000 as of December 31, 1996 and 1995, respectively, and is included with health care costs payable on the accompanying consolidated balance sheets. The methods of making such estimates and for establishing the resulting liabilities are continually reviewed and updated based on current circumstances, and any adjustments resulting therefrom are currently reflected in operations. It is reasonably possible that these circumstances may change in the near term.

          Stop-loss reinsurance premiums are reported as health care costs and recoveries are reported as a reduction of health care costs.

          Effective January 1, 1997, the HMO entered into an agreement to outsource the claims adjudication and payment process and other administrative functions related to the HMO's Medicaid and commercial members with a third-party administrator. The administrative and claim processing fees are subject to change on January 1 of each year, beginning January 1, 1998.

     i. INCOME TAXES: Deferred income tax assets and liabilities are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     j. ACQUISITION COSTS: The cost of acquiring new HMO members, consisting principally of commissions and underwriting costs, is expensed as incurred. Effective June 30, 1996, the HMO acquired by assignment from ChoiceCare Health Plans, Inc., an Ohio corporation (ChoiceCare), certain contract rights with respect to ChoiceCare's provider agreement with the ODHS. Under that provider agreement, ChoiceCare previously provided health care services to ADC and Healthy Start Medicaid recipients residing in Hamilton County, Ohio. Through its acquisition of such contract rights, approximately 12,000 ADC and Health Start Medicaid recipients previously served by ChoiceCare were enrolled in the Company's HMO effective July 1, 1996. The purchase price for the contract rights assigned to the Company's HMO was $5 million and was charged to operations in 1996.

     k. STOCK-BASED COMPENSATION: Compensation cost is measured under the intrinsic value method. Pro forma disclosures of net income and earnings per share are presented as if the fair value based method has been applied (see Note 11).

HEALTH POWER, INC., AND SUBSIDIARIES

     l. USE OF ESTIMATES: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     m. RECLASSIFICATION: Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.



2. MERGER OF COMPMANAGEMENT, INC.:

     On July 21, 1995, CompManagement was merged with and into the Company, and 634,878 shares of the Company's common stock were issued in exchange for all the outstanding common stock of CompManagement. The merger has been accounted for as a pooling of interests, and the financial statements have been restated to include CompManagement.

     Separate results of the combined entities for the six months ended June 30, 1995 are as follows:


                                                                     (UNAUDITED)
                                                                      SIX MONTHS
                                                                         ENDED
                                                                        JUNE 30,
                                                                         1995
Revenues:
     Health Power, Inc.                                              $25,549,146
     CompManagement, Inc.                                              2,578,267
                                                                     -----------

                                                                     $28,127,413
                                                                     ===========

Net income:
     Health Power, Inc.                                              $   737,033
     CompManagement, Inc.                                                356,681
                                                                     -----------



                                                                     $ 1,093,714
                                                                     ===========

HEALTH POWER, INC., AND SUBSIDIARIES

3.   ACCOUNTS RECEIVABLE:

     Accounts receivable consist of the following:


                                                  1996                 1995

Primary care providers (Note 10)               $   561,046          $   364,732
Reinsurance recoverable on paid
claims (Note 6)                                    739,487              899,635
Reinsurance recoverable on unpaid
claims (Note 6)                                    398,721              250,660
Premiums receivable                                 33,322               70,514
Contract receivables                               425,846              309,870
Other                                              216,984                6,685
                                               -----------          -----------

                                                 2,357,406            1,902,096
                                               -----------          -----------

Less allowance for doubtful
 accounts                                         (118,016)              (9,985)
                                               -----------          -----------

                                               $ 2,257,390          $ 1,892,111
                                               ===========          ===========


     Accounts receivable from primary care providers primarily represent amounts due for referral claims paid by the Company on behalf of capitated Medicaid primary care providers.



4.   OTHER ASSETS:

     Other assets consist of the following:


                                                    1996                 1995

Certificates of deposit                            $420,381             $420,381
Deposits and other                                  122,837               93,850
                                                   --------             --------

                                                   $543,218             $514,231
                                                   ========             ========

     Certificates of deposit represent amounts held on deposit under the terms of the HMO's Certificate of Authority with the Ohio Department of Insurance and the Ohio Department of Human Services.

HEALTH POWER, INC., AND SUBSIDIARIES

5.   RISK-SHARING FUNDS AND CAPITATION COSTS WITHHELD:

     The Company's HMO provides incentives to capitated primary care providers to promote appropriate utilization and control of hospital and ancillary medical costs. Risk-sharing funds are established using budgeted amounts and shared with providers based on actual utilization and health care cost experience.

     The Company's HMO withholds 10%-20% of fees due certain commercial primary care providers and 10% of fees due Medicaid primary care providers as a reserve for potential excessive utilization. The balances in these reserve accounts are retained by the Company or remitted to the providers at the end of the year at the discretion of the Company.

     During 1996, the Company elected not to remit any capitation costs withheld and risk-sharing funds. In 1995, the Company's HMO remitted capitation costs withheld and risk-sharing funds amounting to $437,303. The Company retained $177,105 and $152,541 of capitation costs withheld from commercial primary care providers in 1996 and 1995, respectively, and retained $825,254 and $413,442 of capitation costs withheld from Medicaid primary care providers in 1996 and 1995, respectively.


6.   COMMITMENTS:

     The Company's HMO maintains stop-loss insurance coverage for 85% of inpatient hospital costs in excess of $50,000 ($40,000 prior to April 1, 1996 and $30,000 prior to April 1, 1995) per Medicaid member, per contract year. The HMO also maintains stop-loss insurance coverage for varying percentages (generally 80%) of inpatient hospital costs in excess of $75,000 per commercial member, per contract year, subject to certain limitations. These reinsurance contracts do not relieve the Company from its obligations to commercial members, and failure of reinsurers to honor their obligations could result in losses to the Company.

     Stop-loss insurance premiums of $1,848,274, $1,500,957 and $1,507,576 are included in health care costs for 1996, 1995 and 1994, respectively. Stop-loss recoveries of $1,897,806, $1,248,179 and $1,294,189 are deducted from health care costs for 1996, 1995 and 1994, respectively.

     CompManagement is party to employment agreements with certain employees. The agreements call for certain levels of commission expense to be paid by CompManagement to these individuals for selected contract revenue earned over a two-year period which ended in July 1996. Total commission expense paid in 1996 and 1995 in connection with these agreements was approximately $74,234 and $101,000, respectively.

HEALTH POWER, INC., AND SUBSIDIARIES

7.   INCOME TAXES:

     The Company and its subsidiaries file a consolidated federal income tax return.

     The benefit (provision) for income taxes in 1996, 1995 and 1994 consists of the following:


                              1996                 1995                 1994

Current                   $ 2,374,360          $   (25,726)         $(1,919,827)
Deferred                     (601,696)              39,392             (111,318)
                          -----------          -----------          -----------

                          $ 1,772,664          $    13,666          $(2,031,145)
                          ===========          ===========          ===========


     The significant components of the deferred tax benefit (expense) for the years ended December 31, 1996, 1995 and 1994 were as follows:


                                              1996               1995               1994
Deferred tax (benefit) expense
           from change in temporary
           differences                    $ 1,855,353        $    39,392        $  (111,318)
Establishment  of valuation
           allowance                       (2,457,049)
                                          -----------        -----------        -----------

                                          $  (601,696)       $    39,392        $  (111,318)
                                          ===========        ===========        ===========


     A reconciliation of the Company's effective income tax rate, as reflected in the consolidated statement of operations, to the statutory federal tax rate is as follows:


                                                    1996               1995               1994

Federal income tax at the statutory
           rate                                  $ 3,795,723        $   (28,033)       $(1,772,553)
State and local income taxes, net
           of federal tax benefit                    285,769             48,054           (255,456)
Tax-exempt interest                                   61,762            117,393
Acquisition costs                                                      (111,286)
Business meals                                       (11,950)           (11,237)
Establishment of valuation allowance              (2,457,049)
Other                                                 98,409             (1,225)            (3,136)
                                                 -----------        -----------        -----------

           Effective tax benefit (expense)       $ 1,772,664        $    13,666        $(2,031,145)
                                                 ===========        ===========        ===========


     The components of the net deferred benefit (tax) asset as of December 31, 1996 and 1995 were as follows:

HEALTH POWER, INC., AND SUBSIDIARIES

                                                    1996                 1995

Deferred tax assets:
  Health care costs payable                     $   515,751          $   635,402
  Membership acquisition                          1,707,133
  Property and equipment                                                  30,297
  Related-party expenditures                                              14,105
  Deferred contract revenue                          61,651               93,093
  Credits carryforward                              216,799
  Other                                              73,109
                                                -----------          -----------

                                                  2,574,443              772,897
                                                -----------          -----------

Deferred tax liabilities:
  Property and equipment                             63,141               28,550
  Prepaid expenses                                   48,939               39,089
  Other                                               5,314
                                                -----------          -----------

                                                    117,394               67,639
                                                -----------          -----------

    Net deferred tax asset before
      valuation allowance                         2,457,049              705,258
                                                -----------          -----------

    Less valuation allowance                     (2,457,049)
                                                -----------          -----------

    Net deferred tax asset                      $         0          $   705,258
                                                ===========          ===========


     Due to the uncertain nature of their ultimate realization based upon past levels of taxable income, the Company has established a full valuation allowance on the net deferred tax asset at December 31, 1996. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of these tax assets will be recorded in future operations as a reduction of the Company's income tax expense.

     At December 31, 1996, the Company had the following net federal investment credits and tax credit carryforwards available:


          EXPIRATION DATES        INVESTMENT CREDITS         TAX CREDITS
          ----------------        ------------------         -----------

              1997-1998                 $38,139

            No expiration                                     $178,660

HEALTH POWER, INC., AND SUBSIDIARIES

8.   OHIO DEPARTMENT OF HUMAN SERVICES CONTRACTS:

     The Company's Medicaid revenue is derived from a contract with the ODHS. The Company's current contract with ODHS is for a one-year term through June 30, 1997.


9.   LEASES:

     The Company has various operating leases for office space and equipment. The leases have initial terms of up to five years, contain certain escalation clauses, and provide for renewal options for up to 10 years.

     Through June 30, 1995, the Company leased office space from an affiliate. Rental expense was approximately $577,756, $549,824 and $583,800, for 1996, 1995 and 1994, respectively, which includes $60,460 and $140,425 paid to affiliates for 1995 and 1994, respectively.

     As of December 31, 1996, future minimum rental payments under the leases are as follows:

                   1997                                       $714,081
                   1998                                        105,243
                   1999                                         83,991
                   2000                                         39,321
                   2001                                         16,775
                                                              --------

                                                              $959,411
                                                              ========

     In December 1996, CompManagement entered into a 15-year building lease. The agreement calls for lease payments of approximately $465,600 per year for years 1 through 7 and $536,000 for years 8 through 15. The lease will be accounted for as a capital lease, and the lease commencement date is anticipated to occur during the third quarter of 1997.

10.  RELATED-PARTY TRANSACTIONS:

     The Company engages in transactions with medical centers and companies controlled by certain shareholders and directors of the Company and its subsidiaries, which are herein referred to as affiliates or affiliated providers, as follows:

     a. HEALTH CARE PROVIDERS: During 1996, 1995 and 1994, primary care and physician-related costs amounted to $2,854,159, $2,127,691 and $1,885,896, respectively, resulting from transactions between the Company's HMO and affiliated providers. As of December 31, 1996 and 1995, such transactions resulted in the following assets and liabilities:

HEALTH POWER, INC., AND SUBSIDIARIES

                                                     1996            1995
     Accounts receivable--primary care
     providers                                     $150,026        $124,095

     Capitation costs withheld                                      166,801


     b. COMMERCIAL REVENUE: Certain affiliated providers have contracted with the Company's HMO to provide health care services to their employees and dependents. The Company recognized commercial premiums from these affiliated providers in the amounts of $137,223, $152,774 and $115,985 in 1996, 1995 and 1994, respectively.

          Additionally, during 1995, the Company purchased land and buildings that had previously been leased from an affiliate for $1,130,631.



11.  STOCK OPTIONS AND AWARDS:

     a. STOCK-BASED COMPENSATION PLANS: The Company sponsors the various stock-based incentive compensation plans (the Plans). The Company applies APB Opinion 25 and related interpretations in accounting for the Plans. In 1995, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 Accounting for Stock-Based Compensation (SFAS 123) which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plans. Adoption of the cost recognition provisions of SFAS 123 is optional, and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1995 are required by SFAS 123 and are presented below.

          Under the Plans, the Company is authorized to issue shares of common stock pursuant to "awards" granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options, and other similar stock-based awards to directors and eligible employees of the Company for up to 340,000 common shares of the Company. The Company granted stock options in 1995 and 1996 under the Plans in the form of incentive stock options and nonqualified stock options. In January 1997, the Company registered 35,000 shares of common stock for the 1996 directors stock award plan.

     b. EMPLOYEE AND DIRECTOR STOCK OPTIONS: The Company granted market price stock options in 1995 and 1996 to employees and directors. The stock options granted in 1995 and 1996 have terms of 10 years. The options granted to directors were vested immediately on the grant date. The options granted to employees vest at the rate of 25% per year on each of the

HEALTH POWER, INC., AND SUBSIDIARIES
          first four anniversaries of the date of grant. Options granted to various executives vest 100% at the end of six years (subject to acceleration to a two-year period depending on the performance of the Company or at the discretion of the Compensation Committee). In accordance with APB 25, the Company has not recognized any compensation cost for these stock options granted in 1995 and 1996.

          A summary of the status of the Company's stock options as of December 31, 1996 and 1995, and the changes during the years ended on those dates is presented below:


                                                                   1996                       1995
                                                         -----------------------     ------------------------
                                                                        WEIGHTED                     WEIGHTED
                                                         # SHARES OF    AVERAGE      # SHARES OF      AVERAGE
                                                          UNDERLYING    EXERCISE      UNDERLYING     EXERCISE
                                                           OPTIONS       PRICES        OPTIONS        PRICES
                                                         -----------    --------     -----------     --------


     Outstanding at beginning of year                     $146,334       $13.43       $ 71,341       $12.22

       Granted                                              83,512         8.33         92,174        14.22

       Exercised                                                 0            0          1,052        11.00
       Forfeited                                            25,231        12.26         16,129        12.75

     Outstanding at the end of year                        204,615        11.50        146,334        13.43

     Exercisable at end of year                             75,232        12.25         21,740        12.99

     Weighted-average fair value of options granted
     during year                                          $   4.73                    $   7.75

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1995 and 1996, respectively: no dividend yield for all years; risk-free interest rates are different for each grant and range from 5.44% to 7.06%; the expected lives of options are estimated to be five years; and a volatility of 54.73% for all grants.

HEALTH POWER, INC., AND SUBSIDIARIES

The following table summarizes information about stock options outstanding at December 31, 1996:



                                                            OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                                                  WEIGHTED
                                                                  AVERAGE            WEIGHTED                        WEIGHTED
                                            NUMBER OF            REMAINING            AVERAGE        NUMBER           AVERAGE
                    RANGE OF              OUTSTANDING            CONTRACTUAL         EXERCISE      EXERCISABLE       EXERCISE
                 EXERCISE PRICES          AT 12/31/96               LIFE              PRICE        AT 12/31/96        PRICE



                 $ 7.00 to  10.00            79,012                 9.34               $ 8.31          9,750          $ 7.33

                 $10.01 to  15.313          125,603                 7.93               $13.50         65,482          $12.98
                                           --------                                                   ------

                 $ 7.00 to $15.313          204,615                 8.45               $11.50         75,232          $12.25


     c. PROFORMA NET INCOME AND NET INCOME PER COMMON SHARE: Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and net income per common share for 1995 and 1996 would approximate the pro forma amounts below:


                                                              AS                                    AS
                                                            REPORTED           PRO FORMA         REPORTED        PRO FORMA
                                                            12/31/96            12/31/96         12/31/95        12/31/95

                       Net (loss) income                  $(9,483,364)        $(9,628,842)        $96,117        $(26,724)

                       Net income per common share              (2.49)              (2.53)           0.03           (0.01)


          The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995.

     d. MEDOHIO STOCK OPTIONS: During 1996, the Company entered into a management agreement with Med Ohio Health, Inc. and Med Ohio Health Plan, Inc. to offer a managed care product. In connection with this agreement, MedOhio was granted the option to purchase 25,000 shares of common stock of the Company. Each option has an exercise price of $6.50 per share. This option vests based on performance over the four-year period beginning with the year closing on June 30, 1997 and ending with the year closing on June 30, 2000. At the end of each year within this period, 6,250 options will vest if a predetermined number of new members are added by MedOhio for the year (otherwise, the 6,250 options are forfeited).

HEALTH POWER, INC., AND SUBSIDIARIES

          Each of the 25,000 options has a fair value of $3.36 for purposes of SFAS 123. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield; a risk-free interest rate of 6.64%; an expected life of five years; and a volatility of 54.73%. Based on the current status of the Company and Med Ohio's performance (number of new members added) to date, the Company has made no determination that it is likely that the 1996 options will vest. As a consequence and in accordance with SFAS 123, the Company has not yet recognized any expense for these options. All these options are outstanding at December 31, 1996 (the first vesting has not yet ended) and have a remaining contractual life of five and one-half years and an exercise price of $6.50 per share.

     e. STOCK INCENTIVE BONUS: The Company had an agreement with its president to award shares of common stock as part of an incentive stock bonus plan. During 1993, the president was awarded 35,458 shares of common stock. Compensation expense was recognized as earned over a two-year vesting period based on the estimated fair value of the shares awarded.


12.  EMPLOYEE BENEFITS PLANS:

     The Company maintains 401(k) plans for its employees meeting certain age requirements and completing one year of employment. The Company may make discretionary contributions not to exceed 1% and 6% of the participant's compensation for the plan year for Health Power HMO and CompManagement, respectively. The Company's discretionary contributions to the 401(k) plans were approximately $37,829, $40,221 and $32,600 for 1996, 1995 and 1994,
     respectively.

13.  AGREEMENTS WITH THE OHIO DEPARTMENT OF INSURANCE:

     On December 5, 1996, due to the Company's HMO's statutory deficit, the Department issued an order placing the HMO under supervision. The order also placed certain financial and other restrictions on the HMO and required the HMO to submit to the Department a corrective action plan, by January 17, 1997, describing management's proposed actions to improve the HMO's financial position.

     On March 20, 1997, the Company's HMO was released from the order of supervision by the Department. The release occurred after affiliates of the HMO paid cash and transferred property in payment of, and pledged a certificate of deposit as security for, amounts due to the HMO, which actions satisfied the Department's requirements of supervision.

HEALTH POWER, INC., AND SUBSIDIARIES

     Payment of dividends by HMOs is subject to prior approval by the Department when the fair market value of the divided or distribution, inclusive of any other dividends or distributions made within the preceding 12 months, is in excess of 15% of the HMO's total statutory net worth as of the preceding December 31. At December 31, 1996, no dividends can be paid by the HMO to the Company.



14.  INITIAL PUBLIC OFFERING:

     In March 1994, the Company issued 915,060 shares of common stock in connection with an initial public offering. Net proceeds of the offering of $8,614,974, after deducting $746,090 of costs incurred in connection with the offering, were credited to stockholders' equity in 1994.

     In connection with the initial public offering, the Company issued warrants to its underwriters to purchase 30,000 shares of common stock at an exercise price of $13.20. None of the warrants has been exercised as of December 31, 1996. The warrants expire on March 3, 1999.

HEALTH POWER, INC., AND SUBSIDIARIES

15.  SEGMENTS:

     The Company operates in two business segments, HMO and workers' and unemployment compensation consulting services. Separate results of the consolidated Company's segments for the period ended December 31, 1996 are as follows:

                                                                          CONSULTING
                                                         HMO               SERVICES         CONSOLIDATED

     Total revenues                                  $ 59,506,577        $  6,671,679       $ 66,178,256
                                                     ============        ============       ============

     Operating (loss) profit                         $(12,423,121)       $    394,700       $(12,028,421)
                                                     ============        ============       ============

     General corporate expenses                                                                 (802,914)

     Interest income and other, net                                                              833,722
                                                                                            ------------

          Loss from continuing operations
                           before income taxes                                              $(11,997,613)
                                                                                            ============

     Identifiable assets at December 31,
             1996                                    $ 15,276,871        $  2,560,220       $ 17,837,091
                                                     ============        ============

     Corporate assets                                                                          3,231,486
                                                                                            ------------

          Total assets at December 31, 1996                                                 $ 21,068,577
                                                                                            ============


     Operating (loss) profit is total revenue less operating expenses. In computing operating (loss) profit, the following items are not included: general corporate expenses, interest expense and income taxes. Depreciation for the HMO and consulting services segments for the year ended December 31, 1996 was $15,617 and $73,618, respectively. Capital expenditures for the two segments were $24,803 and $49,487, respectively.

     Identifiable assets by industry are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash and property, plant and equipment.

HEALTH POWER, INC., AND SUBSIDIARIES

16.  SIGNIFICANT FOURTH-QUARTER ADJUSTMENTS:

     During the fourth quarter, the Company made the following adjustments to the financial statements:

     The Company decreased its estimate of health care costs payable by approximately $132,291 related to premium deficiencies on contracts in effect at December 31, 1996.

     The Company elected to retain certain capitation costs withheld from its providers resulting in an approximate $1 million reduction in costs (see
     Note 5).

     The Health Power HMO subsidiary was declared to be exempt from Ohio Franchise and Net Income Tax due to its status as an insurance company as determined under the regulations of the Department. Therefore, the Company was able to file refund claims with the Ohio Department of Treasury resulting in additional income tax income of $684,455.

     The Company established a 100% valuation allowance on the deferred tax asset of $2,457,049.

17.  PARENT COMPANY ONLY:

     Condensed balance sheets of Health Power, Inc. (parent company only) as of December 31, 1996 and 1995 and the condensed statements of operations and cash flows for the years ended December 31, 1996, 1995 and 1994 are as follows:


                            CONDENSED BALANCE SHEETS


                             ASSETS                       1996              1995

     Current assets:
          Cash and cash equivalents                    $ 1,472,844       $ 8,266,436
          Accounts receivable, intercompany                455,287           314,573
          Prepaid expenses and other                         4,316            30,815
          Deferred income taxes                                              610,418
                                                       -----------       -----------

                Total current assets                     1,932,447         9,222,242

     Investment in subsidiaries, on equity basis         2,586,135         4,749,406
     Deferred income taxes                                                    30,297
                                                       -----------       -----------

                Total assets                           $ 4,518,582       $14,001,945
                                                       ===========       ===========

HEALTH POWER, INC., AND SUBSIDIARIES

LIABILITIES AND STOCKHOLDERS' EQUITY                               1996              1995

     Current liabilities:
          Accounts and notes payable, intercompany

                Total current liabilities

     Stockholders' equity                                        $ 4,518,581       $14,001,945
                                                                 -----------       -----------

                Total liabilities and stockholders' equity       $ 4,518,581       $14,001,945
                                                                 ===========       ===========


                       CONDENSED STATEMENTS OF OPERATIONS

                                                                    1996               1995               1994

     Interest income                                           $   179,907        $   338,974        $   253,140

     General and administrative                                                        14,500
                                                               -----------        -----------        -----------

                Income before income taxes, equity
                           in operations of subsidiaries
                           and cumulative effect of
                           accounting change                       179,907            324,474            253,140

     Federal, state and local income taxes
                benefit (expense)                                                      72,073           (100,969)
                                                               -----------        -----------        -----------

                Income before equity in operations
                of subsidiaries and cumulative
                effect of accounting change                        179,907            396,547            152,171

     Equity in the (loss) income of subsidiaries                (9,663,271)          (300,430)         3,030,076
                                                               -----------        -----------        -----------

                Net (loss) income                              $(9,483,364)       $    96,117        $ 3,182,247
                                                               ===========        ===========        ===========

HEALTH POWER, INC., AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                1996               1995               1994
     Cash flows from operating activities:
          Net (loss) income                                  $(9,483,364)       $    96,117        $ 3,182,247
          Adjustments to reconcile net (loss)
                      income to net cash provided
                      by (used in):
                Incentive stock bonus plans                                         152,164            172,383
                Equity in net (income) loss of
                           subsidiaries                        9,663,271            300,430         (3,030,076)
                Changes in current assets and
                           current liabilities:
                     Prepaid expenses and other                   26,500              4,279            (35,095)
                     Accounts receivable, intercompany          (140,714)          (314,573)
                     Accounts payable, intercompany                              (1,010,233)             3,078
                     Deferred income taxes                       640,715             (5,850)           130,218
                     Accrued expenses and other                                                        106,373
                                                             -----------        -----------        -----------

                Net cash provided by (used in)
                           operating activities                  706,408           (777,666)           529,128
                                                             -----------        -----------        -----------

     Cash flows from financing activities:
          Repayment of debt obligations                                                               (100,000)
          Issuance of common stock for cash, net
          of offering costs                                                                          8,614,974
          Capital infusion to HMO subsidiary                  (7,500,000)
                                                             -----------                           -----------

                Net cash (used in) provided by
                           financing activities               (7,500,000)                            8,514,974
                                                             -----------                           -----------

                Net (decrease) increase in cash
                and cash equivalents                          (6,793,592)          (777,666)         9,044,102

     Cash and cash equivalents, beginning of
       year                                                    8,266,436          9,044,102
                                                             -----------        -----------        -----------

                Cash and cash equivalents, end of
                  year                                       $ 1,472,844        $ 8,266,436        $ 9,044,102
                                                             ===========        ===========        ===========


There were no cash dividends paid by the Company's consolidated subsidiaries to the Company in 1996, 1995, or 1994.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

         None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
-------- ----------------------------------------------

         Information required under this Item with respect to directors will be contained in the Company's proxy statement to be filed within 120 days of December 31, 1996, and is hereby incorporated herein by reference. Information regarding the executive officers of the Company may be found under the caption "Executive Officers of the Company" in Part I, and is also incorporated by reference into this Item 10.

ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 1996, and is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 1996, and is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 1996, and is hereby incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------- ----------------------------------------------------------------

         (a)(1)   Financial Statements
                  --------------------

                  The following financial statements of the Company are included in Item 8:


                  Report of Independent Accountants
                  Consolidated Balance Sheets as of December 31, 1996 and 1995
                  Consolidated Statements of Operations for the Years Ended
                  December 31, 1996, 1995, and 1994
                  Consolidated Statements of Stockholders' Equity for the Years Ended
                           December 31, 1996, 1995, and 1994
                  Consolidated Statements of Cash Flows for the Years Ended December 31,
                           1996, 1995, and 1994
                  Notes to Consolidated Financial Statements


         (a)(2)   Financial Statement Schedules

                  All financial statement schedules have been omitted because they are not applicable or the required information is included in the Company's consolidated financial statements or notes thereto.


         (a)(3)   Listing of Exhibits
                  -------------------


                                                    If Incorporated by Reference,
Exhibit                                             Document with which Exhibit was
  No.          Description of Exhibit               Previously Filed with SEC
-------        ----------------------               -------------------------------



3(a)       Amended and Restated Certificate of      Registration Statement on Form S-1,
           Incorporation of Health Power, Inc.      File No. 33-74124 (see Exhibit 3(a)
                                                    therein).

3(b)       Amended and Restated By-Laws of          Registration Statement on Form S-1,
           Health Power, Inc.                       File No. 33-74124 (see Exhibit 3(b)
                                                    therein).

4          Form of stock certificate.               Amendment No. 2 to Registration
                                                    Statement on Form S-1, File No. 33-
                                                    74124 (see Exhibit 4(b) therein).

10(a)      Provider Agreement between the State     Annual Report on Form 10-K for the
           of Ohio, Department of Human Servic-     fiscal year ended December 31,
           es, and Health Power HMO, Inc., dated    1995, File No. 0-23220 (see Exhibit
           December 29, 1995, as amended.           10(a) therein).

10(b)      Form of Group Health Care Agreement      Annual Report on Form 10-K for the
           (Columbus, Dayton, and Cincinnati        fiscal year ended December 31,
           service areas) between the State of      1995, File No. 0-23220 (see Exhibit
           Ohio, Department of Administrative       10(b) therein).
           Services, and Health Power HMO, Inc.,
           each effective July 1, 1995.

10(c)      Form of Indemnification Agreement        Registration Statement on Form S-1,
           between Health Power, Inc. and each of   File No. 33-74124 (see Exhibit 10(i)
           its officers and directors.              therein).

10(d)      Primary Care Provider Agreement          Registration Statement on Form S-1,
           between Master Family Practice and       File No. 33-74124 (see Exhibit 10(k)
           Health Power of Columbus, Inc., dated    therein).
           August 1, 1990.

10(e)      Primary Care Provider Agreement          Registration Statement on Form S-1,
           between Main Street MedCenter and        File No. 33-74124 (see Exhibit 10(l)
           Health Power of Columbus, Inc., dated    therein).
           August 1, 1990.




                                                    If Incorporated by Reference,
Exhibit                                             Document with which Exhibit was
  No.      Description of Exhibit                   Previously Filed with SEC
-------    ----------------------                   -------------------------------

10(f)      Primary Care Provider Agreement          Annual Report on Form 10-K for the
           between Over The Rhine Family Care,      fiscal year ended December 31,
           Inc. and Health Power of Columbus,       1995, File No. 0-23220 (see Exhibit
           Inc., dated July 1, 1994.                10(f) therein).

10(g)      Primary Care Provider Agreement          Annual Report on Form 10-K for the
           between Fairmont Family Practice and     fiscal year ended December 31,
           Health Power HMO, Inc., dated            1995, File No. 0-23220 (see Exhibit
           December 1, 1995.                        10(g) therein).

10(h)      Primary Care Provider Agreement          Registration Statement on Form S-1,
           between Parsons Avenue Medical Clinic    File No. 33-74124 (see Exhibit 10(o)
           and Health Power of Columbus, Inc.,      therein).
           dated January 19, 1984.

10(i)      Primary Care Provider Agreement          Registration Statement on Form S-1,
           between Westland Family Practice         File No. 33-74124 (see Exhibit 10(p)
           Associates, Inc. and Health Power of     therein).
           Columbus, Inc., dated April 17, 1984.

10(j)      Primary Care Provider Agreement          Registration Statement on Form S-1,
           between Schear Family Practice Center    File No. 33-74124 (see Exhibit 10(q)
           East and Health Power of Dayton, Inc.,   therein).
           dated October 15, 1984.

10(k)      Primary Care Provider Agreement          Registration Statement on Form S-1,
           between Schear Family Practice Center    File No. 33-74124 (see Exhibit 10(r)
           West and Health Power of Dayton,         therein).
           Inc., dated October 11, 1984.

10(l)      Primary Care Provider Agreement          Registration Statement on Form S-1,
           between Needmore Medical Center and      File No. 33-74124 (see Exhibit 10(s)
           Health Power of Dayton, Inc., dated      therein).
           May 1, 1993.

10(m)      Primary Care Provider Agreement          Registration Statement on Form S-1,
           between Child Care Consultants and       File No. 33-74124 (see Exhibit 10(t)
           Health Power of Columbus, Inc., dated    therein).
           August 1, 1990.

10(n)*     Employment Agreement between Health      Quarterly Report on Form 10-Q for
           Power Management Corporation and         the quarterly period ended March
           Dr. Bernard F. Master, dated as of May   31, 1995, File No. 0-23220 (see
           1, 1995.                                 Exhibit 10(a) therein).

10(o)*     Employment Agreement between Health      Quarterly Report on Form 10-Q for
           Power Management Corporation and         the quarterly period ended June 30,
           Thomas E. Beaty, Jr., dated as of May    1994, File No. 0-23220 (see Exhibit
           1, 1994.                                 (a)(3) therein).


                                                          If Incorporated by Reference,
Exhibit                                                   Document with which Exhibit was
  No.      Description of Exhibit                         Previously Filed with SEC
-------    ----------------------                         --------------------------------


10(p)*     Amendment to Employment Agreement              Quarterly Report on Form 10-Q for
           between Health Power Management                the quarterly period ended March
           Corporation and Thomas E. Beaty, Jr.,          31, 1995, File No. 0-23220 (see
           dated as of March 27, 1995.                    Exhibit 10(b) therein).

10(q)*     Second Amendment to Employment                 Contained herein.
           Agreement between Health Power
           Management Corporation and Thomas
           E. Beaty, Jr., effective May 1, 1996.

10(r)*     Employment Agreement between Health            Contained herein.
           Power Management Corporation and
           Ronald J. Wurtz, dated as of July 21,
           1996.

10(s)*     Employment Agreement between                   Quarterly Report on Form 10-Q for
           CompManagement, Inc. and Robert J.             the quarterly period ended June 30,
           Bossart, dated as of July 21, 1995.            1995, File No. 0-23220 (see Exhibit
                                                          10(c) therein).

10(t)*     Amendment to Employment Agreement              Contained herein.
           between CompManagement, Inc. and
           Robert J. Bossart, dated as of October
           31, 1996.

10(u)*     Employment Agreement between                   Quarterly Report on Form 10-Q for
           CompManagement, Inc. and Jonathan              the quarterly period ended June 30,
           R. Wagner, dated as of July 21, 1995.          1995, File No. 0-23220 (see Exhibit
                                                          10(d) therein).

10(v)*     Amendment to Employment Agreement              Contained herein.
           between CompManagement, Inc. and
           Jonathan R. Wagner, dated as of
           October 31, 1996.

10(w)*     Employment Agreement between                   Quarterly Report on Form 10-Q for
           CompManagement, Inc. and Richard T.            the quarterly period ended June 30,
           Kurth, dated as of July 21, 1995.              1995, File No. 0-23220 (see Exhibit
                                                          10(e) therein).

10(x)*     Amendment to Employment Agreement              Contained herein.
           between CompManagement, Inc. and
           Richard T. Kurth, dated as of October
           31, 1996.

10(y)*     Health Power, Inc. 1996 Directors              Registration Statement on Form S-8,
           Stock Award and Purchase Plan.                 File No. 333-20535 (see Exhibit 4(d)
                                                          therein).

10(z)*     Health Power, Inc. 1985 Nonqualified           Registration Statement on Form S-1,
           Directors' Stock Option Plan, as               File No. 33-74124 (see Exhibit
           amended.                                       10(w) therein).



                                                           If Incorporated by Reference,
Exhibit                                                    Document with which Exhibit was
  No.      Description of Exhibit                          Previously Filed with SEC
-------    ----------------------                          -------------------------------


10(aa)*    Health Power, Inc. 1993 Directors               Registration Statement on Form S-1,
           Stock Option Plan.                              File No. 33-74124 (see Exhibit 10(x)
                                                           therein).

10(bb)*    Amendment No. 1 to Health Power,                Annual Report on Form 10-K for the
           Inc. 1993 Directors Stock Option Plan.          fiscal year ended December 31,
                                                           1994, File No. 0-23220 (see Exhibit
                                                           10(t) therein).

10(cc)*    Health Power, Inc. 1994 Stock Option            Registration Statement on Form S-1,
           Plan.                                           File No. 33-74124 (see Exhibit 10(y)
                                                           therein).

10(dd)*    Amendment No. 1 to Health Power,                Annual Report on Form 10-K for the
           Inc. 1994 Stock Option Plan.                    fiscal year ended December 31,
                                                           1994, File No. 0-23220 (see Exhibit
                                                           10(v) therein).

10(ee)*    Health Power, Inc. 1994 Executive               Quarterly Report on Form 10-Q for
           Performance Stock Option Plan.                  the quarterly period ended June 30,
                                                           1994, File No. 0-23220 (see Exhibit
                                                           (a)(1) therein).

10(ff)*    Amendment No. 1 to Health Power,                Annual Report on Form 10-K for the
           Inc. 1994 Executive Performance Stock           fiscal year ended December 31,
           Option Plan.                                    1994, File No. 0-23220 (see Exhibit
                                                           10(x) therein).

10(gg)*    Amendment No. 2 to Health Power,                Annual Report on Form 10-K for the
           Inc. 1994 Executive Performance Stock           fiscal year ended December 31,
           Option Plan.                                    1995, File No. 0-23220 (see Exhibit
                                                           10(dd) therein).

11         Statement Regarding Computation of              Contained herein.
           Per Share Earnings.

21         Subsidiaries of Health Power, Inc.              Contained herein.

23         Consent of Coopers & Lybrand L.L.P.             Contained herein.

24(a)      Powers of Attorney for Dr. Bernard F.           Annual Report on Form 10-K for the
           Master, Thomas E. Beaty, Jr., Dr.               fiscal year ended December 31,
           Elliott P. Feldman, Robert S. Garek,            1994, File No. 0-23220 (see Exhibit
           Frank R. Nutis, and Dr. Burt E.                 24 therein).
           Schear.

24(b)      Powers of Attorney for Robert J.                Annual Report on Form 10-K for the
           Bossart and Crystal A. Kuykendall.              fiscal year ended December 31,
                                                           1995, File No. 0-23220 (see Exhibit
                                                           24(b) therein).

27         Financial Data Schedule                         Contained herein.


         *Executive compensation plans and arrangements required to be filed pursuant to Item 601(b)(10) of Regulation S-K.


         (b)      Reports on Form 8-K
                  -------------------

                  The Company filed a Form 8-K on December 18, 1996, reporting under items 5 and 7 of such report.

         (c)      Exhibits
                  --------

                  The exhibits in response to this portion of Item 14 are submitted following the signatures.

         (d)      Financial Statement Schedules
                  -----------------------------

                  All financial statement schedules have been omitted because they are not applicable or the required information is included in the Company's consolidated financial statements or notes thereto.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HEALTH POWER, INC.


Date:  March 28, 1997                By /s/Dr. Bernard F. Master
                                        ------------------------
                                        Dr. Bernard F. Master, Chairman of the
                                        Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


        Signature                      Title                              Date
        ---------                      -----                              ----

/s/Dr. Bernard F. Master       Chairman of the Board,                 March 28, 1997
--------------------------     Chief Executive Officer,
Dr. Bernard F. Master          and Director (principal
                               executive officer)

/s/Thomas E. Beaty, Jr.        President, Chief Operating             March 28, 1997
--------------------------     Officer, Treasurer, and Director
Thomas E. Beaty, Jr.

/s/Ronald J. Wurtz             Controller and Chief Financial         March 28, 1997
--------------------------     Officer (principal financial
Ronald J. Wurtz                officer)


Dr. Elliott P. Feldman*        Secretary and Director                 March 28, 1997
--------------------------
Dr. Elliott P. Feldman

Robert J. Bossart*             Director                               March 28, 1997
--------------------------
Robert J. Bossart

Robert S. Garek*               Director                               March 28, 1997
--------------------------
Robert S. Garek

Crystal A. Kuykendall*         Director                               March 28, 1997
--------------------------
Crystal A. Kuykendall

Frank R. Nutis*                Director                               March 28, 1997
--------------------------
Frank R. Nutis

Dr. Burt E. Schear*            Director                               March 28, 1997
--------------------------
Dr. Burt E. Schear

*The undersigned, Thomas E. Beaty, Jr., by signing his name hereto, does hereby execute this Annual Report on Form 10-K for the Registrant's fiscal year ended December 31, 1996, on behalf of each of the other above-named directors of the Registrant pursuant to Powers of Attorney executed by such directors and filed with the Securities and Exchange Commission as an exhibit to this report.

/s/ Thomas E. Beaty, Jr.
--------------------------
Thomas E. Beaty, Jr., Attorney in Fact

                                  EXHIBIT INDEX




                                                           If Incorporated by Reference,
Exhibit                                                    Document with which Exhibit was
  No.          Description of Exhibit                      Previously Filed with SEC
-------        ----------------------                      --------------------------------



3(a)       Amended and Restated Certificate of             Registration Statement on Form S-1,
           Incorporation of Health Power, Inc.             File No. 33-74124 (see Exhibit 3(a)
                                                           therein).

3(b)       Amended and Restated By-Laws of                 Registration Statement on Form S-1,
           Health Power, Inc.                              File No. 33-74124 (see Exhibit 3(b)
                                                           therein).

4          Form of stock certificate.                      Amendment No. 2 to Registration
                                                           Statement on Form S-1, File No. 33-
                                                           74124 (see Exhibit 4(b) therein).

10(a)      Provider Agreement between the State            Annual Report on Form 10-K for the
           of Ohio, Department of Human Servic-            fiscal year ended December 31,
           es, and Health Power HMO, Inc., dated           1995, File No. 0-23220 (see Exhibit
           December 29, 1995, as amended.                  10(a) therein).

10(b)      Form of Group Health Care Agreement             Annual Report on Form 10-K for the
           (Columbus, Dayton, and Cincinnati               fiscal year ended December 31,
           service areas) between the State of             1995, File No. 0-23220 (see Exhibit
           Ohio, Department of Administrative              10(b) therein).
           Services, and Health Power HMO, Inc.,
           each effective July 1, 1995.

10(c)      Form of Indemnification Agreement               Registration Statement on Form S-1,
           between Health Power, Inc. and each of          File No. 33-74124 (see Exhibit 10(i)
           its officers and directors.                     therein).

10(d)      Primary Care Provider Agreement                 Registration Statement on Form S-1,
           between Master Family Practice and              File No. 33-74124 (see Exhibit 10(k)
           Health Power of Columbus, Inc., dated           therein).
           August 1, 1990.

10(e)      Primary Care Provider Agreement                 Registration Statement on Form S-1,
           between Main Street MedCenter and               File No. 33-74124 (see Exhibit 10(l)
           Health Power of Columbus, Inc., dated           therein).
           August 1, 1990.

10(f)      Primary Care Provider Agreement                 Annual Report on Form 10-K for the
           between Over The Rhine Family Care,             fiscal year ended December 31,
           Inc. and Health Power of Columbus,              1995, File No. 0-23220 (see Exhibit
           Inc., dated July 1, 1994.                       10(f) therein).




                                                           If Incorporated by Reference,
Exhibit                                                    Document with which Exhibit was
  No.          Description of Exhibit                      Previously Filed with SEC
-------        ----------------------                      --------------------------------

10(g)      Primary Care Provider Agreement                 Annual Report on Form 10-K for the
           between Fairmont Family Practice and            fiscal year ended December 31,
           Health Power HMO, Inc., dated                   1995, File No. 0-23220 (see Exhibit
           December 1, 1995.                               10(g) therein).

10(h)      Primary Care Provider Agreement                 Registration Statement on Form S-1,
           between Parsons Avenue Medical Clinic           File No. 33-74124 (see Exhibit 10(o)
           and Health Power of Columbus, Inc.,             therein).
           dated January 19, 1984.

10(i)      Primary Care Provider Agreement                 Registration Statement on Form S-1,
           between Westland Family Practice                File No. 33-74124 (see Exhibit 10(p)
           Associates, Inc. and Health Power of            therein).
           Columbus, Inc., dated April 17, 1984.

10(j)      Primary Care Provider Agreement                 Registration Statement on Form S-1,
           between Schear Family Practice Center           File No. 33-74124 (see Exhibit 10(q)
           East and Health Power of Dayton, Inc.,          therein).
           dated October 15, 1984.

10(k)      Primary Care Provider Agreement                 Registration Statement on Form S-1,
           between Schear Family Practice Center           File No. 33-74124 (see Exhibit 10(r)
           West and Health Power of Dayton,                therein).
           Inc., dated October 11, 1984.

10(l)      Primary Care Provider Agreement                 Registration Statement on Form S-1,
           between Needmore Medical Center and             File No. 33-74124 (see Exhibit 10(s)
           Health Power of Dayton, Inc., dated             therein).
           May 1, 1993.

10(m)      Primary Care Provider Agreement                 Registration Statement on Form S-1,
           between Child Care Consultants and              File No. 33-74124 (see Exhibit 10(t)
           Health Power of Columbus, Inc., dated           therein).
           August 1, 1990.

10(n)      Employment Agreement between Health             Quarterly Report on Form 10-Q for
           Power Management Corporation and                the quarterly period ended March
           Dr. Bernard F. Master, dated as of May          31, 1995, File No. 0-23220 (see
           1, 1995.                                        Exhibit 10(a) therein).

10(o)      Employment Agreement between Health             Quarterly Report on Form 10-Q for
           Power Management Corporation and                the quarterly period ended June 30,
           Thomas E. Beaty, Jr., dated as of May           1994, File No. 0-23220 (see Exhibit
           1, 1994.                                        (a)(3) therein).

10(p)      Amendment to Employment Agreement               Quarterly Report on Form 10-Q for
           between Health Power Management                 the quarterly period ended March
           Corporation and Thomas E. Beaty, Jr.,           31, 1995, File No. 0-23220 (see
           dated as of March 27, 1995.                     Exhibit 10(b) therein).




                                                           If Incorporated by Reference,
Exhibit                                                    Document with which Exhibit was
  No.          Description of Exhibit                      Previously Filed with SEC
-------        ----------------------                      --------------------------------

10(q)      Second Amendment to Employment                  Contained herein.
           Agreement between Health Power
           Management Corporation and Thomas
           E. Beaty, Jr., effective May 1, 1996.

10(r)      Employment Agreement between Health             Contained herein.
           Power Management Corporation and
           Ronald J. Wurtz, dated as of July 21,
           1996.

10(s)      Employment Agreement between                    Quarterly Report on Form 10-Q for
           CompManagement, Inc. and Robert J.              the quarterly period ended June 30,
           Bossart, dated as of July 21, 1995.             1995, File No. 0-23220 (see Exhibit
                                                           10(c) therein).

10(t)      Amendment to Employment Agreement               Contained herein.
           between CompManagement, Inc. and
           Robert J. Bossart, dated as of October
           31, 1996.

10(u)      Employment Agreement between                    Quarterly Report on Form 10-Q for
           CompManagement, Inc. and Jonathan               the quarterly period ended June 30,
           R. Wagner, dated as of July 21, 1995.           1995, File No. 0-23220 (see Exhibit
                                                           10(d) therein).

10(v)      Amendment to Employment Agreement               Contained herein.
           between CompManagement, Inc. and
           Jonathan R. Wagner, dated as of
           October 31, 1996.

10(w)      Employment Agreement between                    Quarterly Report on Form 10-Q for
           CompManagement, Inc. and Richard T.             the quarterly period ended June 30,
           Kurth, dated as of July 21, 1995.               1995, File No. 0-23220 (see Exhibit
                                                           10(e) therein).

10(x)      Amendment to Employment Agreement               Contained herein.
           between CompManagement, Inc. and
           Richard T. Kurth, dated as of October
           31, 1996.

10(y)      Health Power, Inc. 1996 Directors               Registration Statement on Form S-8,
           Stock Award and Purchase Plan.                  File No. 333-20535 (see Exhibit 4(d)
                                                           therein).

10(z)      Health Power, Inc. 1985 Nonqualified            Registration Statement on Form S-1,
           Directors' Stock Option Plan, as                File No. 33-74124 (see Exhibit
           amended.                                        10(w) therein).

10(aa)     Health Power, Inc. 1993 Directors               Registration Statement on Form S-1,
           Stock Option Plan.                              File No. 33-74124 (see Exhibit 10(x)
                                                           therein).



                                                           If Incorporated by Reference,
Exhibit                                                    Document with which Exhibit was
  No.          Description of Exhibit                      Previously Filed with SEC
-------        ----------------------                      --------------------------------

10(bb)     Amendment No. 1 to Health Power,                Annual Report on Form 10-K for the
           Inc. 1993 Directors Stock Option Plan.          fiscal year ended December 31,
                                                           1994, File No. 0-23220 (see Exhibit
                                                           10(t) therein).

10(cc)     Health Power, Inc. 1994 Stock Option            Registration Statement on Form S-1,
           Plan.                                           File No. 33-74124 (see Exhibit 10(y)
                                                           therein).

10(dd)     Amendment No. 1 to Health Power,                Annual Report on Form 10-K for the
           Inc. 1994 Stock Option Plan.                    fiscal year ended December 31,
                                                           1994, File No. 0-23220 (see Exhibit
                                                           10(v) therein).

10(ee)     Health Power, Inc. 1994 Executive               Quarterly Report on Form 10-Q for
           Performance Stock Option Plan.                  the quarterly period ended June 30,
                                                           1994, File No. 0-23220 (see Exhibit
                                                           (a)(1) therein).

10(ff)     Amendment No. 1 to Health Power,                Annual Report on Form 10-K for the
           Inc. 1994 Executive Performance Stock           fiscal year ended December 31,
           Option Plan.                                    1994, File No. 0-23220 (see Exhibit
                                                           10(x) therein).

10(gg)     Amendment No. 2 to Health Power,                Annual Report on Form 10-K for the
           Inc. 1994 Executive Performance Stock           fiscal year ended December 31,
           Option Plan.                                    1995, File No. 0-23220 (see Exhibit
                                                           10(dd) therein).

11         Statement Regarding Computation of              Contained herein.
           Per Share Earnings.

21         Subsidiaries of Health Power, Inc.              Contained herein.

23         Consent of Coopers & Lybrand L.L.P.             Contained herein.

24(a)      Powers of Attorney for Dr. Bernard F.           Annual Report on Form 10-K for the
           Master, Thomas E. Beaty, Jr., Dr.               fiscal year ended December 31,
           Elliott P. Feldman, Robert S. Garek,            1994, File No. 0-23220 (see Exhibit
           Frank R. Nutis, and Dr. Burt E.                 24 therein).
           Schear.

24(b)      Powers of Attorney for Robert J.                Annual Report on Form 10-K for the
           Bossart and Crystal A. Kuykendall.              fiscal year ended December 31,
                                                           1995, File No. 0-23220 (see Exhibit
                                                           24(b) therein).

27         Financial Data Schedule                         Contained herein.