Form 10-Q
period 1997-03-31
HEALTH POWER INC /DE/
filed 1997-05-14
CIK 917674

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 19934 FOR THE TRANSITION PERIOD FROM ______________ TO ____________________________.



Commission file number: 0-23220



                               Health Power, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                 31-1145640
-------------------------------------------- -----------------------------------
     (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

1209 Orange Street, Wilmington, Delaware                   19801
-------------------------------------------- -----------------------------------
(Address of principal executive offices)                  Zip Code


                                 (302) 658-7581
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____. Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Common Stock, $0.01 Par Value                        3,819,115
--------------------------------------  ----------------------------------------
            Class                              Outstanding at May 5, 1997

                       HEALTH POWER, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                         PAGE
PART I.         FINANCIAL INFORMATION

                Item 1.     Financial Statements

                            Consolidated Balance Sheets - as of                                          3 & 4
                                     March 31, 1997 and December 31, 1996

                            Consolidated Statements of Operations for the                                  5
                                      three months ended March 31, 1997 and
                                      March 31, 1996

                            Consolidated  Statements of Cash Flows - for the                               6
                                      three months ended March 31, 1997 and
                                      March 31, 1996


                            Notes to the Consolidated Financial Statements                                 7

                Item 2.     Management's Discussion and Analysis of Financial                              8
                            Condition and Results of Operations

                Item 3.     Quantitative and Qualitative Disclosures about Market Risk                    11


PART II.        OTHER INFORMATION

                Item 6.       Exhibits and Reports on Form 8-K                                            12

                Signatures                                                                                13

            PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                       HEALTH POWER, INC. AND SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS as of March 31, 1997 and December 31, 1996


                                        March 31, 1997     December 31,
           ASSETS                        (Unaudited)           1996
           ------                        -----------           ----

Current assets:
  Cash and cash equivalents              $18,225,822        $13,928,640
  Accounts and notes receivable            5,391,882          2,257,390
  Deferred commissions                       180,390             19,065
  Prepaid expenses                           275,697            132,667
  Income taxes                             1,779,773          1,794,919
                                         -----------        -----------


        Total current assets              25,853,564         18,132,681
                                         -----------        -----------


Property and equipment, net                2,657,451          2,392,678
Other assets                               1,037,127            543,218
                                         -----------        -----------

          Total assets                   $29,548,142        $21,068,577
                                         ===========        ===========



The accompanying notes are an integral part of the financial statements.

                                                    March 31, 1997        December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                 (Unaudited)              1996
------------------------------------                 -----------              ----
Current liabilities:
  Health care costs payable                          $ 14,946,048         $ 10,865,798
  Capitation costs withheld and risk-sharing funds        209,991                    0
  Deferred revenues                                     8,149,750            4,782,552
  Accounts payable                                      1,777,279              665,779
  Accrued commissions                                     200,388                    0
  Accrued expenses and other liabilities                  364,050              235,868
                                                     ------------         ------------

      Total current liabilities                        25,647,506           16,549,997
                                                     ------------         ------------


Stockholders' equity:
  Common stock                                             38,191               38,103
  Additional paid-in capital                           10,738,655           10,711,292
  Retained (deficit)                                   (6,876,210)          (6,230,815)
                                                     ------------         ------------

      Total stockholders' equity                        3,900,636            4,518,580
                                                     ------------         ------------

        Total liabilities and stockholders' equity   $ 29,548,142         $ 21,068,577
                                                     ============         ============




      The accompanying notes are an integral part of the financial statements.

                       HEALTH POWER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          for the three months ended March 31, 1997 and March 31, 1996



                                                           (Unaudited)
                                                       1997            1996
                                                       ----            ----

Revenues:                                         $ 17,613,135    $ 15,387,195
                                                  ------------    ------------

Expenses:
  Health care costs                                 13,913,734      13,106,222
  Selling, general and administrative                4,603,317       3,574,820
                                                  ------------    ------------

                                                    18,517,051      16,681,042

      (Loss) from operations                          (903,916)     (1,293,847)
Interest income and other, net                         269,181         233,460
                                                  ------------    ------------


      (Loss) before income taxes                      (634,735)     (1,060,387)

Federal, state and local income taxes (benefit)         10,660        (376,265)
                                                  ------------    ------------

        Net (loss)                                ($   645,395)   ($   684,122)
                                                  ============    ============

Net (loss) per common share                       ($      0.17)   ($      0.18)
                                                  ============    ============

Weighted average common shares outstanding           3,814,235       3,810,667
                                                  ============    ============


   The accompanying notes are an integral part of the financial statements.

                       HEALTH POWER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                                 (Unaudited)
                                                             1997            1996
                                                             ----            ----

     Net cash provided by operating activities           $  5,134,260    $  3,098,827
                                                         ------------    ------------

Cash flows provided by (used in) investing activities:

   Construction of building in process                        (21,732)              0
   Proceeds from sale of assets                                 5,080               0
   Purchase of furniture and equipment                       (353,970)        (82,460)
   Other assets                                              (493,907)              0
                                                         ------------    ------------

     Net cash (used in) investing activities                 (864,529)        (82,460)
                                                         ------------    ------------

Cash flows provided by financing activities

   Issuance of common stock                                    27,451               0
                                                         ------------    ------------

     Net cash provided by financing activities                 27,451               0
                                                         ------------    ------------

    Net increase in cash and cash equivalents               4,297,182       3,016,367

Cash and cash equivalents, beginning of period             13,928,640      19,492,893
                                                         ------------    ------------

       Cash and cash equivalents, end of period          $ 18,225,822    $ 22,509,260
                                                         ============    ============




    The accompanying notes are an integral part of the financial statements.

                       HEALTH POWER, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying consolidated financial statements are unaudited and have been prepared by Health Power, Inc. In the opinion of management, they contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented. The results of operations for the period ended March 31, 1997 are not necessarily indicative of operating results for a full year.


         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the December 31, 1996, financial statements and notes thereto contained in the Company's 1996 Annual Report on Form 10-K.

Item 2.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations
         ---------------------

GENERAL

         Health Power, Inc., a Delaware corporation (the "Company"), is a managed care holding company whose operating subsidiaries are Health Power HMO, Inc., an Ohio corporation ("Health Power HMO"), CompManagement, Inc., an Ohio corporation ("CompManagement"), and CompManagement Health Systems, Inc., an Ohio corporation (CompManagement Health Systems").

         Health Power HMO provides comprehensive managed health care services to members of its health maintenance organization ("HMO") in four service areas encompassing 19 Ohio counties in and around the cities of Columbus, Dayton, Cincinnati, Cleveland and Youngstown. Health Power HMO primarily focuses on serving Medicaid recipients enrolled in the Aid to Families with Dependent Children and Healthy Start ("ADC") programs. Health Power HMO has been a leader in developing the HMO markets for ADC Medicaid recipients in its service areas. It was the first HMO to offer these services in the Columbus and Dayton markets and an early entrant in the Cincinnati, Cleveland, and Youngstown markets. Health Power HMO also provides comprehensive managed care services to commercial members enrolled through employer groups. Health Power HMO is accredited by the National Committee for Quality Assurance.

         CompManagement offers claims management and medical cost containment services to employers with respect to workers' compensation and unemployment compensation claims. It is one of the largest companies in Ohio offering such services, as it currently serves approximately 11,000 employers located throughout Ohio. The Company acquired CompManagement in July 1995. The acquisition was accounted for as a pooling of interests.

        CompManagement Health Systems is certified as a state-wide managed care organization (an MCO") under Ohio's recently implemented managed care workers' compensation system, and in March 1997, it began offering its MCO services to approximately 18,000 employers located throughout Ohio. CompManagement Health Systems was not operational prior to November 1996. As an MCO, CompManagement Health Systems provides, among other things, claims review and processing for workers' compensation claims, bill review and payment with respect to physician and hospital charges, quality assurance programs, and medical management and cost containment services for employers with respect to their workers' compensation claims. Because all workers' compensation claims are reimbursed by the Ohio Bureau of Workers' Compensation, CompManagement Health Systems does not assume any risk for the payment of medical or disability benefits to employees with respect to their workers' compensation claims.

                  For purposes of the following discussion, and except as otherwise described below, the revenues and expenses of CompManagement Health Systems have been consolidated with the revenues and expenses of CompManagement. In addition, the following discussion reflects the acquisition of certain contract rights from ChoiceCare Health Plans, Inc. ("ChoiceCare") which enabled the ADC Medicaid recipients previously served by ChoiceCare to be automatically enrolled in Health Power HMO as of July 1, 1996.

                  This discussion should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report and in the Company's Form 10-K for its fiscal year ended December 31, 1996. The Company cautions readers that any forward looking statements contained in this report, in a report incorporated by reference into this report, or made by management of the Company involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those expressed or implied.


                                    8 of 13

RESULTS OF OPERATIONS

         Three months ended March 31, 1997, compared to three months ended March 31, 1996

         The Company's revenues increased $2.2 million, or 14.5 %, to $17.6 million during the first quarter of 1997, from $15.4 million for the same period in 1996. This increase was primarily due to growth in the number of employers contracting with CompManagement and to revenues received for CompManagement Health Systems' first month of operations. CompManagement's revenues increased $1.9 million, or 125.4 %, to $3.4 million during the first quarter of 1997, as compared to the same period in the prior year, as a result of an increase in the number of employers contracting for its services, in particular, employers participating in group rating plans, and the $.7 million in revenue received by CompManagement Health Systems for March 1997, its first month of operations. Health Power HMO's revenues increased $.3 million, or 2.4%, to $14.2 million during the first quarter of 1997, from $13.9 million for the same period in the prior year. Health Power HMO's ADC Medicaid revenues increased 9.0% during the first quarter of 1997, as compared to the same period in the prior year, primarily as a result of a 24.0% increase in member months which was primarily due to the enrollment of the ADC Medicaid recipients previously served by ChoiceCare, which more than offset a 12.1 % decrease in the revenue per member month. Health Power HMO's commercial revenues decreased 15.4% during the first quarter of 1997, as compared to the same period in the prior year, primarily as a result of a 19.1% decrease in member months, which more than offset a 4.6% increase in revenue per member months. The decrease in the ADC Medicaid revenue per member month resulted from the July 1, 1996 capitation rate reduction of approximately 12 % from the Ohio Department of Human Services ("ODHS"), discussed below. The decrease in the commercial revenue was the result of actions taken to eliminate unprofitable commercial accounts as part of the Company's financial turn around plan, discussed below.

         Health Power HMO's health care costs increased $.8 million, or 6.2%, to $13.9 million during the first quarter of 1997, from $13.1 million for the same period in 1996. Health care costs, stated as a percentage of Health Power HMO's revenues (the "HMO medical loss ratio"), were 98.0% for the first quarter of 1997, as compared to 94.5% for the same period in the prior year. The increase in the HMO medical loss ratio was due to the aforementioned 12.1% decrease in per member medicaid revenue, which was partially offset by a decrease in the ADC Medicaid per member health care costs of 2.6% during the first quarter of 1997, as compared to the same period in the prior year, a 1.8% decrease in commercial per member health care costs during the first quarter of 1997, as compared to the same period in the prior year, and the aforementioned 4.6% increase in per member commercial revenue. The increase in commercial per member revenue was due to improving pricing conditions in the marketplace. The decrease in the ADC Medicaid per member revenue was attributable to decreases in the capitation rates from ODHS. The capitation rates from ODHS are fixed in advance of each year's agreement, and Health Power HMO is unable to adjust such rates during the contract term. ODHS bases its rate, in part, on estimates of per member ADC Medicaid health care costs. During the first quarter of 1997, Health Power HMO experienced per member health care costs in excess of the ODHS cost estimates. As further discussed below, Health Power HMO is attempting to control its health care costs by renegotiating existing provider contracts at more favorable rates and not renewing unprofitable commercial accounts.

        The Company's selling, general and administrative ("SGA") expenses increased $1.0 million, or 28.8%, to $4.6 million for the first quarter of 1997, from $3.6 million for the same period in 1996. CompManagement's SGA expenses increased $1.7 million, or 136.0%, to $2.9 million for the first quarter of 1997, from $1.2 million for the same period in the prior year,. This increase was primarily a result of CompManagement Health Systems' expenditures of $1.1 million for the first quarter of 1997 in connection with the development of its

                                    9 of 13

MCO operations; it was not operational for the same period in the prior year. The balance of the increases in SGA expenses were to support the increase in the number of employers contracting for CompManagement's services. Health Power HMO's SGA expenses decreased $.7 million, or 28.2%, to $1.7 million for the first quarter of 1997, from $2.3 million for the same period in 1996. These SGA expenses, stated as a percentage of Health Power HMO's revenues (the "HMO administrative ratio"), were 11.8% for the first quarter of 1997, as compared to 16.8% for the same period in 1996. The improvement in the Health Power HMO's SGA expenses was the result of management's implementing a plan of action to turn around the HMO business. Among the actions implemented were a reduction of 20% in the number of HMO employees, a reduction in the amount of professional fees and lower transportation and advertising expenses. The improvement in the HMO administrative ratio was due to the decrease in the HMO's SGA expenses and to the achievement of certain operating efficiencies as fixed overhead costs and expenses were allocated over a larger membership base. At the direction of the Ohio Department of Insurance, the Company changed its method of allocating SGA expenses among its subsidiaries. Because of this change, the 1996 first quarter HMO administrative ratio and the 1996 first quarter SGA expenses of Health Power HMO have been revised to be comparable to those of the 1997 first quarter. This change resulted in the 1996 first quarter HMO administrative ratio being 16.8% instead of the previously reported 14.9%, and the 1996 first quarter SGA expenses of Health Power HMO being $2.3 million instead of the previously reported $2.1 million.

        The Company's interest income and other increased approximately $36,000 to $269,000 for the first quarter of 1997, from $233,000 for the same period in the prior year. This increase resulted primarily from an increase in the average available investable cash balance.

        The Company had an income tax expense of $ 11,000 for the first quarter of 1997, as compared to an income tax benefit of $376,000 for the same period in 1996. The first quarter of 1996 tax benefit included loss carrybacks that were no longer available in the first quarter of 1997.

         As a result of the foregoing, the Company sustained a net loss of $645,000 as compared to a net loss of $684,000 during the same period in the prior year.

         Health Power HMO's operating results have been and will continue to be adversely affected by capitation rate reductions from ODHS. As of July 1, 1996, the per member capitation rates from ODHS were reduced by approximately 12% from the prior fiscal year rates. The 1996 rate reduction followed a 5% capitation rate reduction in 1995. The current rate will remain in effect until June 30, 1997.

         During the second half of 1996, the Company's management developed and implemented a plan of action to turn around its HMO business. As previously discussed, among the actions implemented were the renegotiation of existing provider contracts at more favorable rates; the elimination of unprofitable commercial accounts; the closure of the Company's Dayton and Miamisburg offices and the consolidation of such operations in the Company's Columbus office; and a 20% reduction in the number of the Company's HMO staff.

         While the reduced capitation rates will continue to have an adverse effect on the Company's operations for 1997, management believes that turnaround efforts in the Company's HMO business and the profitable operations of CompManagement will lead to improved operating results. The Company will likely report losses during 1997. A return to profitability will likely require rate increases in the public and private sectors.

                                    10 of 13

LIQUIDITY AND CAPITAL RESOURCES

        The Company finances its operations through funds on hand from the March 1994 public offering and internally generated funds, and its principal sources of cash are premium revenues from Health Power HMO, contract and MCO revenues from CompManagement, and investment income. The Company's principal capital needs are to fund ongoing operations and to maintain necessary regulatory capital. At March 31, 1997 , the statutory net worth of Health Power HMO was approximately $1.5 million, which met the minimum statutory net worth requirements of the Ohio Department of Insurance. Health Power HMO had been placed under supervision by the Ohio Department of Insurance in December 1996, because of its failure to satisfy these minimum statutory net worth requirements. However, on March 20, 1997, Health Power was released from supervision after it satisfied the Department's requirements to be released from supervision.

        At March 31, 1997, the Company had working capital of $.2 million, as compared to working capital of $1.6 million at December 31, 1996. At March 31, 1997, cash and cash equivalents were $18.2 million, an increase of $4.3 million from $13.9 million at December 31, 1996. This increase was attributable primarily to the receipt of deferred revenue by CompManagement during the first quarter of 1997. The Company's cash and cash equivalents do not include statutory cash deposits segregated as required by the Ohio Department of Insurance and the Ohio Department of Human Services. These deposits of $0.4 million as of March 31, 1997, are included with other assets on the balance sheet.

         Net cash provided by operating activities was $5.1 million for the first quarter of 1997, as compared to $3.1 million during the same period in the prior year. In general, changes from year to year in cash flow from operations are primarily due to changes in net earnings, health care costs payable, purchase of property and equipment, and deferred revenues. Many of these fluctuations are due to timing of cash receipts or payments. Because premium payments received prior to the month of coverage are recorded as deferred revenues, the extent of such receipts can cause fluctuations in the total amount of cash from month to month.

         As previously discussed, the Company will likely report losses during 1997, which will adversely impact the Company's liquidity. However the Company's management continues with its implementation of the plan of action to turn around its HMO business. Among the actions taken which should improve operating results in 1997 are improved provider contracting, a substantial reduction in unprofitable commercial accounts and lower administration expenses. Nevertheless, the Company has experienced capitation rate decreases with respect to its ADC Medicaid membership, which affects the Company's ability to generate sufficient revenues to offset its health care costs.



Item 3.  Quantitative and Qualitative Disclosure About Market Risk
-------  ---------------------------------------------------------

         Disclosure not currently required.

                                    11 of 13

                           Part II - Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                           --------
                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K
                           -------------------
                           None

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                           HEALTH POWER, INC.




DATE: MAY 14, 1997         BY /s/ THOMAS E. BEATY, JR.
                           ----------------------------------------------------
                                  THOMAS E. BEATY, JR., PRESIDENT AND
                                  CHIEF OPERATING OFFICER










DATE: MAY 14, 1997         BY /s/ RONALD J. WURTZ
                           ----------------------------------------------------
                                  RONALD J. WURTZ, CHIEF FINANCIAL OFFICER AND
                                  PRINCIPAL ACCOUNTING OFFICER