Form 10-Q
period 1997-06-30
HEALTH POWER INC /DE/
filed 1997-08-08
CIK 917674

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 19934 FOR THE TRANSITION PERIOD FROM ______________ _____ TO ____________________________.

Commission file number: 0-23220

                               Health Power, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                    31-1145640
--------------------------------------------------------------------------------
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)


1209 Orange Street, Wilmington, Delaware                      19801
--------------------------------------------------------------------------------
(Address of principal executive offices)                     Zip Code


                                 (302) 658-7581
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ . Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Common Stock, $0.01 Par Value                            3,819,115
--------------------------------------------------------------------------------
              Class                                Outstanding at August 1, 1997

                      HEALTH POWER, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                         PAGE
PART I.         FINANCIAL INFORMATION

                Item 1.     Financial Statements

                            Consolidated Balance Sheets - as of                                          3 & 4
                                     June  30, 1997 and December 31, 1996

                            Consolidated Statements of Operations for the                                  5
                                     three months ended and six months ended
                                     June 30, 1997 and June 30, 1996

                            Consolidated Statements of Cash Flows - for the six                            6
                                          months ended June 30, 1997 and June 30, 1996

                            Notes to the Consolidated Financial Statements                                 7

                Item 2.     Management's Discussion and Analysis of Financial                              8
                            Condition and Results of Operations

                Item 3.     Quantitative and Qualitative Disclosures about Market Risk                    13


PART II.        OTHER INFORMATION

                Item 4.     Submission of Matters to a Vote of Security Holders                           14


                Item 6.     Exhibits and Reports on Form 8-K                                              14

                Signatures                                                                                15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      HEALTH POWER, INC. AND SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS as of June 30, 1997 and December 31, 1996

                                                                                  June 30, 1997           December 31,
                                ASSETS                                             (Unaudited)                1996
                                ------                                             -----------                ----
Current assets:
  Cash and cash equivalents                                                          $13,027,508          $13,928,641
  Accounts and notes receivable                                                        4,235,325            2,257,390
  Deferred commissions                                                                   231,861               19,065
  Prepaid expenses                                                                       280,706              132,667
  Income taxes                                                                                 0            1,794,919
                                                                                               -            ---------


        Total current assets                                                          17,775,400           18,132,682
                                                                                      ----------           ----------


Property and equipment, net                                                            2,858,871            2,392,677
Other assets                                                                           1,037,626              543,218
                                                                                       ---------              -------

          Total assets                                                               $21,671,897          $21,068,577
                                                                                     ===========          ===========


          The accompanying notes are part of the financial statements

                                                                                   June 30, 1997           December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                (Unaudited)                1996
------------------------------------                                                -----------                ----
Current liabilities:
  Health care costs payable                                                           $8,955,963          $10,865,798
  Capitation costs withheld and risk-sharing funds                                       412,577                    0
  Deferred revenues                                                                    4,217,351            4,782,552
  Accounts payable                                                                     1,780,498              665,779
  Accrued expenses and other liabilities                                                 473,761              235,868
  Income taxes                                                                           267,320                    0
                                                                                         --------                   -

      Total current liabilities                                                       16,107,470           16,549,997
                                                                                      -----------          ----------


Stockholders' equity:
  Common stock                                                                            38,191               38,103
  Additional paid-in capital                                                          10,738,655           10,711,292
  Retained (deficit)                                                                  (5,212,419)          (6,230,815)
                                                                                      -----------          -----------

      Total stockholders' equity                                                       5,564,427            4,518,580
                                                                                       ----------           ---------

        Total liabilities and stockholders' equity                                   $21,671,897          $21,068,577
                                                                                     ============         ===========


          The accompanying notes are part of the financial statements

                      HEALTH POWER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  (Unaudited)                             (Unaudited)
                                                              Three Months Ended                       Six Months Ended
                                                                    June 30,                                June 30,
                                                            1997                1996                1997                1996
                                                            ----                ----                ----                ----
Revenues:                                               $18,342,693         $15,495,116         $35,955,828         $30,882,311
                                                        ------------        ------------        ------------        -----------

Expenses:
  Health care costs                                      11,080,085          13,827,313          24,993,819          26,933,535
  Selling, general and administrative                     5,659,438           3,867,744          10,262,755           7,442,564
                                                          ----------          ----------         -----------          ---------

                                                         16,739,523          17,695,057          35,256,574          34,376,099

      (Loss) income from operations                       1,603,169          (2,199,941)            699,253          (3,493,788)
Interest income and other, net                              364,153              97,222             633,334             330,682
                                                            --------             -------            --------            -------


      (Loss) income before income taxes                   1,967,322          (2,102,719)          1,332,587          (3,163,106)

Federal, state and local income taxes (benefit)             303,531            (736,591)            314,191          (1,112,856)
                                                            --------           ---------            --------         -----------

        Net (loss) income                                $1,663,791         ($1,366,128)         $1,018,396         ($2,050,250)
                                                         ===========        ============         ===========        ============

Net (loss) earnings per common share                          $0.44              ($0.36)              $0.27              ($0.54)
                                                              ======             =======              ======             =======

Weighted average common shares outstanding                3,819,115           3,810,331           3,816,688           3,810,331
                                                          ==========          ==========          ==========          ==========





          The accompanying notes are part of the financial statements

                      HEALTH POWER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                for the six months ended June 30, 1997 and 1996

                                                                                       (Unaudited)

                                                                                1997                  1996
                                                                                ----                  ----
     Net cash provided by operating activities                                $259,136             $312,940
                                                                              --------             --------

Cash flows provided by (used in) investing activities:

   Construction of Building in process                                         (28,003)                   0
   Proceeds from sale of assets                                                  5,080               99,000
   Purchase of furniture and equipment                                        (670,390)            (200,807)
   Other assets                                                               (494,406)               1,313
   Intangible assets                                                                 0           (5,000,000)
                                                                                     -           -----------

     Net cash used in investing activities                                  (1,187,719)          (5,100,494)
                                                                            -----------          -----------

Cash flows provided by (used in) financing activities:

   Issuance of common stock                                                     27,451                    0

     Net cash provided by (used in) financing
           activities                                                           27,451                    0
                                                                                ------                    -

    Net decrease in cash and cash equivalents                                 (901,132)          (4,787,554)

Cash and cash equivalents, beginning of period                              13,928,640           19,492,893
                                                                            ----------           ----------

       Cash and cash equivalents, end of period                            $13,027,508          $14,705,339
                                                                           ===========          ===========


          The accompanying notes are part of the financial statements

                      HEALTH POWER, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements are unaudited and have been prepared by Health Power, Inc. In the opinion of management, they contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented. The results of operations for the period ended June 30, 1997 are not necessarily indicative of operating results for a full year.

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

2. SFAS 128 "Earnings Per Share" was issued in February 1997 and is effective for financial statements issued for periods ending after December 15, 1997. The statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. The impact of the statement on Health Power, Inc.'s earnings per share is not expected to be material

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         Health Power, Inc., a Delaware corporation (the "Company"), is a managed care holding company whose operating subsidiaries are Health Power HMO, Inc., an Ohio corporation ("Health Power HMO"), CompManagement, Inc., an Ohio corporation ("CompManagement"), and CompManagement Health Systems, Inc., an Ohio corporation (CompManagement Health Systems").

         Health Power HMO provides comprehensive managed health care services to members of its health maintenance organization ("HMO") in four service areas encompassing 19 Ohio counties in and around the cities of Columbus, Dayton, Cincinnati, Cleveland, and Youngstown. Health Power HMO primarily focuses on serving Medicaid recipients enrolled in the Aid to Families with Dependent Children and Healthy Start ("ADC") programs. Health Power HMO has been a leader in developing the HMO markets for ADC Medicaid recipients in its service areas. It was the first HMO to offer these services in the Columbus and Dayton markets and an early entrant in the Cincinnati, and Youngstown markets. Health Power HMO also provides comprehensive managed care services to commercial members enrolled through employer groups. Health Power HMO is accredited by the National Committee for Quality Assurance.

         CompManagement offers claims management, risk management, and medical cost containment services to employers with respect to workers' compensation and unemployment compensation claims. It is one of the largest companies in Ohio offering such services, as it currently serves approximately 11,000 employers located throughout Ohio. The Company acquired CompManagement in July 1995. The acquisition was accounted for as a pooling of interests.

        CompManagement Health Systems is certified as a state-wide managed care organization (an MCO") under Ohio's recently implemented managed care workers' compensation system, and in March 1997, it began offering its MCO services to approximately 18,000 employers located throughout Ohio. CompManagement Health Systems was not operational prior to November 1996. As a state certified MCO, CompManagement Health Systems provides, among other things, claims review and processing for workers' compensation claims, bill review and payment with respect to physician and hospital charges, quality assurance programs, and medical management and cost containment services for employers with respect to their workers' compensation claims. Because all workers' compensation claims are reimbursed by the Ohio Bureau of Workers' Compensation, CompManagement Health Systems does not assume any risk for the payment of medical or disability benefits to employees with respect to their workers' compensation claims.

         For purposes of the following discussion, and except as otherwise described below, the revenues and expenses of CompManagement Health systems have been included with the revenues and expenses of CompManagement. In addition, the following discussion reflects the acquisition of certain contract rights from ChoiceCare Health Plans, Inc. ("ChoiceCare") which enabled the ADC Medicaid recipients previously served by ChoiceCare to be automatically enrolled in Health Power HMO as of July 1, 1996.

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

RECENT DEVELOPMENTS

         The change in Health Power HMO's health care costs reflect a significant change in the Company's estimate for unpaid claims as compared to the prior quarter. This change resulted from more recent claim payment experience and increased claim payments. The unpaid claims estimate may be subject to further adjustments in subsequent quarters.

         As of July 1, 1997, Health Power HMO received an increase of approximately 4% in the capitation rate paid by the Ohio Department of Human Services ("ODHS") for ADC Medicaid recipients enrolled in its HMO. This current rate will remain in effect through December 31, 1997.

RESULTS OF OPERATIONS

         Three months ended June 30, 1997, compared to three months ended June 30, 1996

         The Company's revenues increased $2.8 million, or 18.4 %, to $18.3 million during the second quarter of 1997, from $15.5 million for the same period in 1996. This increase was primarily due to growth in the number of employers contracting with CompManagement and to revenues received for CompManagement Health Systems' first full quarter of operations. CompManagement's revenues increased $3.2 million, or 192.3%, to $4.9 million during the second quarter of 1997, as compared to the same period in the prior year, as a result of an increase in the number of employers contracting for its services, in particular, employers participating in group rating plans, and the $2.2 million in revenue received by CompManagement Health Systems since March 1997, its first four months of operations. Health Power HMO's revenues decreased $.4 million, or 2.8%, to $13.4 million during the second quarter of 1997, from $13.8 million for the same period in the prior year. This decrease was due to a 29.2% decrease in Health Power HMO's commercial revenues during the second quarter of 1997, as compared to the same period in the prior year. Commercial revenues decreased primarily as a result of a 30.2% decrease in member months, which more than offset a 1.4% increase in revenue per member months. The decrease in the commercial member months was the result of actions taken to eliminate unprofitable commercial accounts as part of the Company's financial turn around plan, discussed below. Health Power HMO's ADC Medicaid revenues increased 7.3% during the second quarter of 1997, as compared to the same period in the prior year, primarily as a result of a 23.8% increase in member months which was primarily due to the enrollment of the ADC Medicaid recipients previously served by ChoiceCare, which more than offset a 13.4 % decrease in the revenue per member month. The decrease in the ADC Medicaid revenue per member month resulted from the July 1, 1996 capitation rate reduction of approximately 12 % from ODHS.

         Health Power HMO's health care costs decreased $2.7 million, or 19.9%, to $11.1 million during the second quarter of 1997, from $13.8 million for the same period in 1996. Health care costs, stated as a percentage of Health Power HMO's revenues (the "HMO medical loss ratio"), were 82.5% for the second quarter of 1997, as compared to 100.1% for the same period in the prior year. The decrease in the HMO medical loss ratio was due to the decrease in the ADC Medicaid per member health care costs of 21.8%, which was partially offset by the aforementioned decrease in the ADC Medicaid per member revenue of 13.4% during the second quarter of 1997, as compared to the same period in the prior year, a 31.8% decrease in commercial per member health care costs during the second quarter of 1997, as compared to the same period in the prior year, and the aforementioned 1.4% increase in per member commercial revenue. The decrease in the ADC Medicaid and commercial per member health care costs were the result of the renegotiation of existing provider contracts at more favorable rates and the decrease in commercial member months due to not renewing unprofitable commercial accounts. The increase in commercial per member revenue was due to improving pricing conditions in the marketplace. The decrease in the ADC Medicaid per member revenue was attributable to decreases in the capitation rates from ODHS which were in effect during such period, as compared to the same period in the prior year. The capitation rates from ODHS are fixed in advance of each year's agreement, and Health Power HMO is unable to adjust such rates during the contract term. ODHS bases its rate, in part, on estimates of per member ADC Medicaid health care costs.

        The Company's selling, general and administrative ("SGA") expenses increased $1.8 million, or 46.3%, to $5.7 million for the second quarter of 1997, from $3.9 million for the same period in 1996. CompManagement's SGA expenses increased $2.2 million, or 171.1%, to $3.5 million for the second quarter of 1997, from $1.3 million for the same period in the prior year. This increase was primarily a result of CompManagement Health Systems' expenditures of $1.6 million for the second quarter of 1997 in connection with the development of its MCO operations; it was not operational for the same period in the prior year. The balance of the increase in SGA expenses was to support the increase in the number of employers contracting for CompManagement's services. Health Power HMO's SGA expenses decreased $.4 million, or 16.2%, to $2.2 million for the second quarter of 1997, from $2.6 million for the same period in 1996. These SGA expenses, stated as a percentage of Health Power HMO's revenues (the "HMO administrative ratio"), were 16.1% for the second quarter of 1997, as compared to 18.7% for the same period in 1996. The improvement in the Health Power HMO's SGA expenses was the result of management's implementing a plan of action to turn around the HMO business. Among the actions implemented were a reduction in the number of HMO employees, a reduction in the amount of professional fees and lower transportation and advertising expenses. The improvement in the HMO administrative ratio was due to the decrease in the HMO's SGA expenses and to the achievement of certain operating efficiencies as fixed overhead costs and expenses were allocated over a larger membership base. At the direction of the Ohio Department of Insurance, the Company changed its method of allocating SGA expenses among its subsidiaries. Because of this change, the 1996 second quarter HMO administrative ratio and the 1996 second quarter SGA expenses of Health Power HMO have been revised to be comparable to those of the 1997 second quarter. This change resulted in the 1996 second quarter HMO administrative ratio being 18.7% instead of the previously reported 15.5%, and the 1996 second quarter SGA expenses of Health Power HMO being $2.6 million instead of the previously reported $2.1 million.

        The Company's interest income and other increased approximately $267,000 to $364,000 for the second quarter of 1997, from $97,000 for the same period in the prior year. This increase resulted primarily from an increase in the average available investable cash balance.

        The Company had an income tax expense of $ 304,000 for the second quarter of 1997, as compared to an income tax benefit of $737,000 for the same period in 1996. The second quarter of 1996 tax benefit was the result of a loss from operations of $2.1 million.

         As a result of the foregoing, the Company reported a net income of $1.7 million as compared to a net loss of $1.4 million during the same period in the prior year.

         Six months ended June 30, 1997, compared to six months ended June 30, 1996

         The Company's revenues increased $5.1 million, or 16.4%, to $36.0 million during the first six months of 1997, from $30.9 million for the same period in 1996. This increase was due to growth in the number of employers contracting with CompManagement and to revenues received for CompManagement Health Systems' first four months of operations. CompManagement's revenues increased $5.1 million, or 160.6% to

$8.3 million during the first six months of 1997, as compared to the same period in the prior year, as a result of an increase in the number of employers contracting for its services, and in particular, employers participating in group rating plans, and the $2.9 million in revenue received by CompManagement Health Systems since March 1997, its first four months of operations. Health Power HMO's revenues decreased $.1 million, or .2%, to $27.6 million during the first six months of 1996, from $27.7 million for the same period in the prior year. Health Power HMO's ADC Medicaid revenues increased 8.1% during the first six months of 1997, as compared to the same period in the prior year, primarily as a result of a 23.9% increase in member months, which more than offset a 12.7% decrease in the revenue per member month. Health Power HMO's commercial revenues decreased 22.3% during the first six months of 1997, as compared to the same period in the prior year, primarily as a result of a 24.7% decrease in member months, which more than offset a 3.1% increase in revenue per member months. The decrease in the ADC Medicaid revenue per member month resulted from the July 1, 1996 capitation rate reduction of approximately 12% from ODHS. The decrease in the commercial member months was the result of actions taken to eliminate unprofitable commercial accounts as part of the Company's financial turn around plan, discussed below.

         Health Power HMO's health care costs decreased $1.9 million, or 7.2%, to $25.0 million during the first six months of 1997, from $26.9 million for the same period in 1996. The HMO medical loss ratio was 90.4% for the first six months of 1997, as compared to 97.3% for the same period in the prior year. The decrease in the HMO medical loss ratio was primarily due to decreases in per member health care costs in its commercial business. The per member health care costs for commercial business decreased 15.8% during the first half of 1997, as compared to the same period in the prior year, while the commercial business experienced a 3.1% increase in per member commercial revenue during the same period. The decrease in the commercial per member health care costs was the result of the renegotiation of existing provider contracts at more favorable rates and the decrease in commercial member months due to not renewing unprofitable commercial accounts.

        The Company's SGA expenses increased $2.8 million, or 37.9%, to $10.3 million for the first six months of 1997, from $7.4 million for the same period in 1996. CompManagement's SGA expenses increased $3.9 million, or 153.9 %, to $6.4 million for the first six months of 1997, from $2.5 million for the same period in the prior year. This increase was primarily the result of CompManagement Health Systems' expenditures of $2.7 million in connection with the development of its MCO operations; it was not operational for the same period in the prior year. The balance of the increase in SGA expenses was to support the increase in the number of employers contracting for CompManagement's services. Health Power HMO's SGA expenses decreased $1.1 million, or 21.9%, to $3.8 million for the first six months of 1997, from $4.9 million for the same period in 1996. The HMO administrative ratio was 13.9% for the first six months of 1997, as compared to 17.7% for the same period in 1996. The improvement in the Health Power HMO's SGA expenses was the result of management's implementing a plan of action to turn around the HMO business. Among the actions implemented were a reduction in the number of HMO employees, a reduction in the amount of professional fees and lower transportation and advertising expenses. The improvement in the HMO administrative ratio was due to the decrease in the HMO's SGA expenses and to the achievement of certain operating efficiencies as fixed overhead costs and expenses were allocated over a larger membership base. At the direction of the Ohio Department of Insurance, the Company changed its method of allocating SGA expenses among its subsidiaries. Because of this change, the 1996 first six months administrative ratio and the 1996 first six months SGA expenses of Health Power HMO have been revised to be comparable to those of the 1997 first six months. This change resulted in the 1996 first six months HMO administrative ratio being 17.7% instead of the previously reported 15.5%, and the 1996 first six months SGA expenses of Health Power HMO being $4.9 million instead of the previously reported $4.3 million.

        The Company's interest income and other increased approximately $303,000 to $633,000 for the first six months of 1997, from $330,000 for the same period in the prior year. This increase resulted primarily from an increase in the average available investable cash balance.

        The Company had an income tax expense of $314,000 for the first six months of 1997, as compared to an income tax benefit of $1.1 million for the same period in 1996. The 1996 tax benefit was the result of a loss from operations of $3.2 million.

         As a result of the foregoing, the Company reported a net income of $1.0 million as compared to net loss of $2.1 million during the same period in the prior year.

         During the second half of 1996, the Company's management developed and implemented a plan of action to turn around its HMO business. As previously discussed, among the actions implemented were the renegotiation of existing provider contracts at more favorable rates; the elimination of unprofitable commercial accounts; the closure of the Company's Dayton and Miamisburg offices and the consolidation of such operations in the Company's Columbus office; a reduction in the number of the Company's HMO staff; and decreases in expenses for advertising, professional fees and transportation.

         Management believes that the turnaround efforts in the Company's HMO business, the increase in the capitation rate from ODHS, and the continued profitable operations of CompManagement will continue the improved operating results of the Company, and that, barring unforeseen circumstances, the Company's operating results on a consolidated basis will continue to be profitable during the second half of 1997.

LIQUIDITY AND CAPITAL RESOURCES

        The Company finances its operations through funds on hand from the March 1994 public offering and internally generated funds, and its principal sources of cash are premium revenues from Health Power HMO, contract and MCO revenues from CompManagement, and investment income. The Company's principal capital needs are to fund ongoing operations and to maintain necessary regulatory capital. At June 30, 1997 , the statutory net worth of Health Power HMO was approximately $2.9 million, which met the minimum statutory net worth requirements of the Ohio Department of Insurance. Health Power HMO had been placed under supervision by the Ohio Department of Insurance in December 1996, because of its failure to satisfy these minimum statutory net worth requirements. However, on March 20, 1997, Health Power was released from supervision after it satisfied the Department's requirements to be released from supervision.

        At June 30, 1997, the Company had working capital of $1.7 million, as compared to working capital of $1.6 million at December 31, 1996. At June 30, 1997, cash and cash equivalents were $13.0 million, a decrease $0.9 million from $13.9 million at December 31, 1996. This decrease was attributable primarily to the payment of health care claims during the first six months of 1997. The Company's cash and cash equivalents do not include statutory cash deposits segregated as required by the Ohio Department of Insurance and the Ohio Department of Human Services. These deposits of $0.4 million as of June 30, 1997, are included with other assets on the balance sheet.

         CompManagement has entered into a lease agreement to lease a 70,000 square foot building currently being constructed in Dublin, Ohio. CompManagement expects to occupy the building during the fourth quarter of 1997. The lease is for a term of 15 years, provides for an annual rent of $814,800 for years one through seven and $938,000 for years eight through fifteen, and requires CompManagement to pay all operating expenses for the building. The lease also provides for, among other things, three renewal options of five years each, an option to purchase the building, and a right of first offer with respect to the sale of such building. The lease restricts CompManagement's ability to distribute funds and/or assets to the Company or another affiliate unless CompManagement meets certain tangible net worth requirements.

         Net cash provided by operating activities was $259,000 million for the second quarter of 1997, as compared to $313,000 during the same period in the prior year. In general, changes from year to year in cash flow from operations are primarily due to changes in net earnings, health care costs payable, purchase of property and equipment, and deferred revenues. Many of these fluctuations are due to timing of cash receipts or payments. Because premium payments received prior to the month of coverage are recorded as deferred revenues, the extent of such receipts can cause fluctuations in the total amount of cash from month to month.

         As previously discussed, the Company's management believes that, barring unforeseen circumstances, the Company's operating results on a consolidated basis will continue to be profitable during the second half of 1997. The Company believes that internally generated funds will be sufficient to support the Company's ongoing operations and to maintain necessary regulatory capital during 1997.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         Disclosure not currently required.

                          Part II - Other Information

Item 4.       Submission of Matters to a Vote of Security Holders

         (a)  The Company held its Annual Meeting of Stockholders on May 28,
              1997.

         (b) Directors elected at the meeting were Robert S. Garek, Frank R. Nutis, Dr. Burt E. Schear, and Robert J. Bossart. Set forth below is the number of votes cast for and the number of votes withheld with respect to each nominee:

                                                  FOR                WITHHELD
                (i)  Robert S. Garek            3,615,602              17,940
               (ii)  Frank R. Nutis             3,615,790              17,790
              (iii)  Dr. Burt E. Schear         3,615,752              17,790
               (iv)  Robert J. Bossart          3,615,652              17,890

              Directors whose terms continued after the meeting were Thomas E. Beaty, Jr., Dr. Elliott P. Feldman, Dr. Bernard F. Master, Crystal
              A. Kuykendall, and Dr. Peter Somani.

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits
                   27  Financial Data Schedule

              (b)  Reports on Form 8-K
                   None

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                            HEALTH POWER, INC.

DATE: AUGUST 8, 1997                        BY  /S/ THOMAS E. BEATY, JR.
                                            --------------------------------
                                                THOMAS E. BEATY, JR.,
                                                PRESIDENT AND CHIEF
                                                OPERATING OFFICER

DATE: AUGUST 8, 1997

                                            BY  /S/ RONALD J. WURTZ
                                            --------------------------------
                                                RONALD J. WURTZ,
                                                CHIEF FINANCIAL OFFICER AND
                                                PRINCIPAL ACCOUNTING OFFICER