Form 10-Q
period 1997-09-30
HEALTH POWER INC /DE/
filed 1997-11-14
CIK 917674

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 19934 FOR THE TRANSITION PERIOD FROM ______________ TO ____________________________.

Commission file number: 0-23220
                        -------

                               Health Power, Inc.

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                   31-1145640
----------------------------------------     -----------------------------------
    (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)


1209 Orange Street, Wilmington, Delaware                     19801
----------------------------------------     -----------------------------------
(Address of principal executive offices)                    Zip Code

                                 (302) 636-7593
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No    . Indicate the
                                              ---    ---
number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock, $0.01 Par Value                         3,820,498
----------------------------------------     -----------------------------------
                 Class                         Outstanding at October 28, 1997

                      HEALTH POWER, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                         PAGE
PART I.         FINANCIAL INFORMATION

                Item 1.     Financial Statements

                            Consolidated Balance Sheets - as of                                          3 & 4
                                     September 30, 1997 and December 31, 1995

                            Consolidated Statements of Operations for the                                  5
                                     three months ended and nine months ended
                                     September 30, 1997 and September 30, 1996

                            Consolidated Statements of Cash Flows - for the                                6
                                     nine months ended September 30, 1997
                                     and September 30, 1996


                            Notes to the Consolidated Financial Statements                                 7

                Item 2.     Management's Discussion and Analysis of Financial                              8
                            Condition and Results of Operations

PART II.
                OTHER INFORMATION

                Item 6.       Exhibits and Reports on Form 8-K                                             14

                Signatures                                                                                 15

                            PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                      HEALTH POWER, INC. AND SUBSIDIARIES

   CONSOLIDATED BALANCE SHEETS as of September 30, 1997 and December 31, 1996

                                                                                September 30, 1997        December 31,
                                ASSETS                                              (Unaudited)               1996
                                ------                                              -----------               ----
Current assets:
  Cash and cash equivalents                                                           $6,758,437          $13,928,641
  Accounts and notes receivable                                                        4,827,714            2,257,390
  Deferred commissions                                                                   116,868               19,065
  Prepaid expenses                                                                       287,472              132,667
  Income taxes refundable                                                                570,920            1,794,919
  Deferred income taxes                                                                1,988,760                    0
                                                                                       ----------           ---------


        Total current assets                                                          14,550,171           18,132,682
                                                                                      -----------          ----------


Property and equipment, net                                                            2,989,347            2,392,677
Other assets                                                                           1,357,626              543,218
                                                                                       ----------             -------

          Total assets                                                               $18,897,144          $21,068,577
                                                                                     ============         ===========





          The accompanying notes are part of the financial statements

                                                                                  September 30, 1997     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                  (Unaudited)            1996
------------------------------------                                                  -----------            ----
Current liabilities:
  Health care costs payable                                                           $7,596,714          $10,865,798
  Capitation costs withheld and risk-sharing funds                                       404,616                    0
  Deferred revenues                                                                    2,097,523            4,782,552
  Accounts payable                                                                     1,371,266              665,779
  Accrued expenses and other liabilities                                                 572,806              235,868
                                                                                               -                   -

      Total current liabilities                                                       12,042,925           16,549,997
                                                                                      -----------          ----------


Stockholders' equity:
  Common stock                                                                            38,205               38,103
  Additional paid-in capital                                                          10,743,643           10,711,292
  Retained (deficit)                                                                  (3,927,629)          (6,230,815)
                                                                                      -----------          -----------

      Total stockholders' equity                                                       6,854,219            4,518,580
                                                                                       ----------           ---------

        Total liabilities and stockholders' equity                                   $18,897,144          $21,068,577
                                                                                     ===========          ===========





          The accompanying notes are part of the financial statements

                      HEALTH POWER, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      (Unaudited)                          (Unaudited)
                                                                   Three Months Ended                   Nine Months Ended
                                                                      September 30,                        September 30,
                                                                  1997              1996              1997               1996
                                                                  ----              ----              ----               ----
Revenues:                                                     $19,106,523       $18,089,254       $55,062,351        $48,971,565
                                                              ------------      ------------      ------------       -----------

Expenses:

  Health care costs                                            14,354,891        15,990,144        39,348,710         42,923,679
  Selling, general and administrative                           6,304,705         3,917,039        16,567,460         11,359,603
  Membership acquisition                                                0         5,000,000                 0          5,000,000
                                                                        -         ----------                -          ---------

                                                               20,659,596        24,907,183        55,916,170         59,283,282
                                                               -----------       -----------       -----------        ----------

      (Loss) income from operations                            (1,553,073)       (6,817,929)         (853,819)       (10,311,717)
Interest income and other, net                                    305,525           261,542           938,859            592,224
                                                                  --------          --------          --------           -------


      (Loss) income before income taxes                        (1,247,548)       (6,556,387)           85,040         (9,719,493)

Federal, state and local income taxes (benefit)                (2,532,336)         (553,170)       (2,218,145)        (1,666,026)
                                                               -----------         ---------       -----------        -----------

        Net (loss) income                                      $1,284,788       ($6,003,217)       $2,303,185        ($8,053,467)
                                                               ===========      ============       ===========       ============

Net (loss) earnings per common share                                $0.33            ($1.58)            $0.60             ($2.11)
                                                                    ======           =======            ======            =======

Weighted average common shares outstanding                      3,853,028         3,810,331         3,826,554          3,810,331
                                                                ==========        ==========        ==========         ==========





          The accompanying notes are part of the financial statements

                      HEALTH POWER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                  (Unaudited)

                                                                           1997                  1996
                                                                           ----                  ----
     Net cash used in operating activities                               ($5,423,553)         ($6,371,863)
                                                                         ------------         ------------

Cash flows provided by (used in) investing activities:

   Construction of Building in process                                       (96,779)                   0
   Proceeds from sale of assets                                                5,080               99,000
   Purchase of furniture and equipment                                      (872,998)            (338,770)
   Other assets                                                             (814,406)               8,429
                                                                            ---------               -----

     Net cash used in investing activities                                (1,779,103)            (231,341)
                                                                          -----------            ---------

Cash flows provided by (used in) financing activities:

   Issuance of common stock                                                   32,453                    0

     Net cash provided by financing activities                                32,453                    0
                                                                              -------                   -

    Net (decrease) in cash and cash equivalents                           (7,170,203)          (6,603,204)

Cash and cash equivalents, beginning of period                            13,928,640           19,492,893
                                                                          -----------          ----------

       Cash and cash equivalents, end of period                           $6,758,437          $12,889,689
                                                                          ===========         ===========





          The accompanying notes are part of the financial statements.

                      HEALTH POWER, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements are unaudited and have been prepared by Health Power, Inc. In the opinion of management, they contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented. The results of operations for the period ended September 30, 1997 are not necessarily indicative of operating results for a full year.

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

2. In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS 128 "Earnings Per Share" and is effective for financial statements issued for periods ending after December 15, 1997. The statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. The impact of the statement on Health Power, Inc.'s earnings per share is not expected to be material.

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income". This Statement, which is effective for the year ended December 31, 1998, requires the reporting of comprehensive income and its components in an additional full set of general-purpose financial statements. Health Power, Inc. is reviewing the components of comprehensive income as outlined by the Statement and plans to disclose the information as required.

     In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." This Statement provides guidance for the way public enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. It also requires certain related disclosures about products and services, geographic areas and major customers. The segment and other information disclosure are required for the year ended December 31, 1998.

3. Based on the Company's periodic review of the ultimate realization of the net deferred tax asset and the Company's interpretation of the Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," the deferred tax valuation allowance recorded at December 31, 1996 was reversed. The reversal was made in the third quarter of 1997, resulting in the recognition of a deferred tax benefit in the amount of $2.4 million. This benefit was created due to changes in the deferred tax asset which released $468,000 of the valuation allowance and $1,989,000 of the reversal was due to management's expectation of profitable operations in the future, including the fourth quarter of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         Health Power, Inc., a Delaware corporation (the "Company"), is a managed care holding company whose operating subsidiaries are Health Power HMO, Inc., an Ohio corporation ("Health Power HMO"), CompManagement, Inc., an Ohio corporation ("CompManagement"), and CompManagement Health Systems, Inc., an Ohio corporation ("CompManagement Health Systems").

         Health Power HMO provides comprehensive managed health care services to members of its health maintenance organization ("HMO") in four service areas encompassing 19 Ohio counties in and around the cities of Columbus, Dayton, Cincinnati, Cleveland, and Youngstown. Health Power HMO primarily focuses on serving Medicaid recipients enrolled in the Aid to Families with Dependent Children and Healthy Start ("ADC") programs. Health Power HMO has been a leader in developing the HMO markets for ADC Medicaid recipients in its service areas. It was the first HMO to offer these services in the Columbus and Dayton markets and an early entrant in the Cincinnati and Youngstown markets. Health Power HMO also provides comprehensive managed care services to commercial members enrolled through employer groups. Health Power HMO is accredited by the National Committee for Quality Assurance.

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

        CompManagement Health Systems is certified as a state-wide managed care organization (an "MCO") under Ohio's recently implemented managed care workers' compensation system, and in March 1997, it began offering its MCO services to approximately 18,000 employers located throughout Ohio. CompManagement Health Systems was not operational prior to November 1996. As a state certified MCO, CompManagement Health Systems provides, among other things, claims review and processing for workers' compensation claims, bill review and payment with respect to physician and hospital charges, quality assurance programs, and medical management and cost containment services for employers with respect to their workers' compensation claims. Because all workers' compensation claims are reimbursed by the Ohio Bureau of Workers' Compensation, CompManagement Health Systems does not assume any risk for the payment of medical or disability benefits to employees with respect to their workers' compensation claims.

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

RECENT DEVELOPMENTS

         Health Power HMO's health care costs include reserve estimates of health care costs incurred but not yet reported or paid. Health Power HMO estimates this reserve amount on a quarterly basis based upon a number of factors, including recent claim payments experience. Adjustments, if necessary, are made to health care costs in the period during which the actual claim costs are ultimately determined. Health Power HMO utilizes an actuarial company to review the adequacy of its reserve estimates. As part of the recent quarterly reserve setting process, Health Power HMO increased its reserve estimate for health care costs by $2.5 million, which increase included adjustments for the settlement of prior quarters. This reserve estimate may be subject to further adjustments in subsequent quarters.

         Both the third quarter and nine month periods for the current year include the recognition of a deferred tax benefit in the amount of $2.4 million based on the Company's return to profitable operations and management's expectation of profitable operations in future periods, including the fourth quarter of 1997. This deferred tax asset recognition is recorded in accordance with the Company's interpretation of the Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

         The State of Ohio employees commercial group contract is subject to a request for proposal (RFP) for a renewal effective date of December 1, 1997. Health Power has been informed by the State Department of Administrative Services that, as a result of the RFP, the State will not be renewing its contracts with Health Power HMO. The contract termination date is expected to be December 1, 1997 and will result in the reduction of approximately 5,700 commercial members. The loss of this contract revenue will result in an approximate 11% reduction in consolidated revenue. Management is preparing expense reduction measures to mitigate the offset of not having this contract. The contract with the State of Ohio employees has not been profitable in 1997.


RESULTS OF OPERATIONS

         Three months ended September 30, 1997, compared to three months ended September 30, 1996

         The Company's revenues increased $1.0 million, or 5.6 %, to $19.1 million during the third quarter of 1997, from $18.1 million for the same period in 1996. CompManagement's revenues increased $3.7 million, or 222.0%, to $5.4 million during the third quarter of 1997, as compared to $1.7 million for the same period in the prior year, as a result of an increase in the number of employers contracting for its services, in particular, employers participating in group rating plans, and to $2.7 million in revenues received by CompManagement Health Systems. CompManagement Health Systems was not operational during the same period in 1996. Health Power HMO's revenues decreased $2.7 million, or 16.6%, to $13.7 million during the third quarter of 1997, from $16.4 million for the same period in the prior year. Health Power HMO's commercial revenues decreased $1.3 million, or 31.3%, to $2.8 million during the third quarter of 1997, from $4.1 million for the same period in the prior year. Commercial revenues decreased primarily as a result of a 32.6% decrease in member months, which offset a 2.0% increase in revenue per member months. The decrease in the commercial member months was the result of actions taken to eliminate unprofitable commercial accounts as part of the Company's financial turnaround plan, discussed below. Health Power HMO's ADC Medicaid revenues decreased $1.4 million, or 11.7%, to $10.8 million during the third quarter of 1997, from $12.3 million for the same period in the prior year. ADC Medicaid revenues decreased primarily as a result of a 14.2% decrease in the ADC member months which was partially offset by a 2.8% increase in revenue per member months. The decrease in the ADC Medicaid member months was primarily due to membership losses caused by involuntary terminations. Involuntary terminations relate to members who are no longer eligible to receive ADC Medicaid benefits. Because of favorable economic conditions, Ohio has experienced a recent 11.4% decrease in the number of eligible ADC Medicaid recipients. The increase in the ADC Medicaid revenue per member month resulted from the July 1, 1997 capitation rate increase from ODHS.

         Health Power HMO's health care costs decreased $1.6 million, or 10.2%, to $14.4 million during the third quarter of 1997, from $16.0 million for the same period in 1996. Health care costs, stated as a percentage of Health Power HMO's revenues (the "HMO medical loss ratio"), were 105.0% for the third quarter of 1997, as compared to 97.5% for the same period in the prior year. The increase in the HMO medical loss ratio was due to increases in the commercial and ADC Medicaid per member health care costs of 38.0% and 3.1% respectively. The increase in the commercial and ADC Medicaid per member health care costs were the result of the aforementioned $2.5 million increase in health care cost reserves which included adjustments for the settlement of prior quarters, and a single large commercial medical claim of approximately $.6 million during the third quarter of 1997. Health Power HMO anticipates that it will incur additional medical expenses related to this claim, the amount of which cannot be estimated at this time.

        The Company's selling, general and administrative ("SGA") expenses increased $2.4 million, or 61%, to $6.3 million for the third quarter of 1997, from $3.9 million for the same period in 1996. CompManagement's SGA expenses increased $2.5 million, or 163.8%, to $4.0 million for the third quarter of 1997, from $1.5 million for the same period in the prior year. This increase was primarily a result of CompManagement Health Systems' expenditures of $1.9 million for the third quarter of 1997 in connection with the operation of its MCO; it was not operational for the same period in the prior year. The balance of the increase in SGA expenses was to support the increase in the number of employers contracting for CompManagement's services. Health Power HMO's SGA expenses decreased $.1 million, or 3.9%, to $2.3 million for the third quarter of 1997, from $2.4 million for the same period in 1996. These SGA expenses, stated as a percentage of Health Power HMO's revenues (the "HMO administrative ratio"), were 16.9% for the third quarter of 1997, as compared to 14.7% for the same period in 1996. The improvement in the Health Power HMO's SGA expenses was the result of management's implementing a plan of action to turn around the HMO business. Among the actions implemented were a reduction in the number of HMO employees, a reduction in the amount of professional fees and lower transportation and advertising expenses. The increase in the HMO administrative ratio was due to the decrease in the HMO's revenues during the quarter.

        During the third quarter of 1996, the Company elected to write off the entire purchase price of $5.0 million Health Power HMO paid to acquire certain contract rights with respect to the ChoiceCare provider agreement with ODHS.

        The Company's interest income and other increased approximately $44,000 to $306,000 for the third quarter of 1997, from $262,000 for the same period in the prior year. This increase resulted primarily from an increase in the average available investable cash balance.

        The Company had an income tax benefit of $2.5 million for the third quarter of 1997, as compared to $553,000 for the same period in 1996. The 1997 tax benefit was the result of the aforementioned $2.4 million recognition of a deferred tax asset and a loss from operations of $1.2 million.

         As a result of the foregoing, the Company reported a net income of $1.3 million, or $0.33 per share, for the third quarter of 1997, as compared to a net loss of $6.0 million, or ($1.58) per share, during the same period in the prior year. There were 3,853,028 and 3,810,331 weighted average common shares outstanding at September 30, 1997 and 1996, respectively.

         Nine months ended September 30, 1997, compared to nine months ended September 30, 1996

         The Company's revenues increased $6.1 million, or 12.4%, to $55.1 million during the first nine months of 1997, from $49.0 million for the same period in 1996. CompManagement's revenues increased $8.9 million, or 181.9% to $13.8 million during the first nine months of 1997, as compared to $4.9 million for the same period in the prior year, as a result of an increase in the number of employers contracting for its services, and in particular, employers participating in group rating plans, and to $5.6 million in revenues received by CompManagement Health Systems since March 1997, its first seven months of operations. Health Power HMO's revenues decreased $2.8 million, or 6.3%, to $41.3 million during the first nine months of 1997, from $44.1 million for the same period in the prior year. Health Power HMO's commercial revenues decreased $3.0 million, or 25.5%, to $8.7 million during the first nine months of 1997, from $11.7 million for the same period in the prior year. Commercial revenues decreased primarily as a result of a 27.4% decrease in member months, which offset a 2.6% increase in revenue per member months. The decrease in the commercial member months was the result of actions taken to eliminate unprofitable commercial accounts as part of the Company's financial turnaround plan, discussed below. Health Power HMO's ADC Medicaid revenues increased $0.2 million, or .6%, to $32.6 million during the first nine months of 1997, from $32.4 million for the same period in the prior year, primarily as a result of a 8.5% increase in member months, which more than offset a 7.2% decrease in the revenue per member month. The decrease in the ADC Medicaid revenue per member month resulted from the July 1, 1996 capitation rate reduction of approximately 12% from ODHS which was offset with an approximate 4% increase in July 1997.

         Health Power HMO's health care costs decreased $3.6 million, or 8.3%, to $39.3 million during the first nine months of 1997, from $42.9 million for the same period in 1996. The HMO medical loss ratio was 95.3% for the first nine months of 1997, as compared to 97.4% for the same period in the prior year. The decrease in the HMO medical loss ratio was primarily due to the aforementioned 2.6% increase in per member revenue during the first nine months of 1997, as compared to the same period in the prior year. The increase in the commercial per member revenue was due to improved pricing conditions in the marketplace.

        The Company's SGA expenses increased $5.2 million, or 45.8%, to $16.6 million for the first nine months of 1997, from $11.4 million for the same period in 1996. CompManagement's SGA expenses increased $6.4 million, or 157.6 %, to $10.4 million for the first nine months of 1997, from $4.0 million for the same period in the prior year. This increase was primarily the result of CompManagement Health Systems' expenditures of $4.6 million in connection with the development and operation of its MCO; it was not operational for the same period in the prior year. The balance of the increase in SGA expenses was to support the increase in the number of employers contracting for CompManagement's services. Health Power HMO's SGA expenses decreased $1.2 million, or 16.0%, to $6.1 million for the first nine months of 1997, from $7.3 million for the same period in 1996. The HMO administrative ratio was 14.9% for the first nine months of 1997, as compared to 16.6% for the same period in 1996. The improvement in the Health Power HMO's SGA expenses was the result of management's implementing a plan of action to turn around the HMO business. Among the actions implemented were a reduction in the number of HMO employees, a reduction in the amount of professional fees and lower transportation and advertising expenses. The improvement in the HMO administrative ratio was due to the decrease in the HMO's SGA expenses and to the achievement of certain operating efficiencies. At the direction of the Ohio Department of Insurance, the Company changed its method of allocating SGA expenses among its subsidiaries. Because of this change, the 1996 first nine months administrative ratio and the 1996 first nine months SGA expenses of Health Power HMO have been revised to be comparable to those of the 1997 first nine months. This change resulted in the 1996 first nine months HMO administrative ratio being 16.6% instead of the previously reported 15.5%, and the 1996 first nine months SGA expenses of Health Power HMO being $7.3 million instead of the previously reported $6.8 million.

         As previously discussed, during the third quarter of 1996, the Company elected to write off the entire purchase price of $5.0 million Health Power HMO paid to acquire certain contract rights with respect to the ChoiceCare provider agreement with ODHS.

        The Company's interest income and other increased approximately $347,000 to $939,000 for the first nine months of 1997, from $592,000 for the same period in the prior year. This increase resulted primarily from an increase in the average available investable cash balance.

        The Company had an income tax benefit of $2.2 million for the first nine months of 1997, as compared to $1.7 million for the same period in 1996. The 1997 tax benefit was the result of the aforementioned $2.4 million recognition of a deferred tax asset based on the Company's return to profitable operations and management's expectation of profitable operations in future periods, including the fourth quarter of 1997.

         As a result of the foregoing, the Company reported a net income of $2.3 million, or $0.60 per share, for the first nine months of 1997, as compared to net loss of $8.1 million, or ($2.11) per share, during the same period in the prior year. There were 3,826,554 and 3,810,331 weighted average common shares outstanding for the first nine months ended September 30, 1997 and 1996, respectively.

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

         Management believes that the turnaround efforts in the Company's HMO business, the increase in the capitation rate from ODHS, and the continued profitable operations of CompManagement will continue the improved operating results of the Company. In this regard, the Company intends to further downsize and improve the HMO business by reducing costs and eliminating unprofitable contracts and that, barring unforeseen circumstances, the Company's operating results on a consolidated basis will continue to be profitable during the fourth quarter of 1997 and into 1998.

LIQUIDITY AND CAPITAL RESOURCES

        The Company finances its operations through funds on hand from its March 1994 public offering and internally generated funds, and its principal sources of cash are premium revenues from Health Power HMO, contract and MCO revenues from CompManagement, and investment income. The Company's principal capital needs are to fund ongoing operations and to maintain necessary regulatory capital. At September 30, 1997, the statutory net worth of Health Power HMO was approximately $1.5 million, which met the minimum statutory net worth requirements of the Ohio Department of Insurance. Health Power HMO had been placed under supervision by the Ohio Department of Insurance in December 1996, because of its failure to satisfy these minimum statutory net worth requirements. However, on March 20, 1997, Health Power was released from supervision after it satisfied the Department's requirements to be released from supervision.

        At September 30, 1997, the Company had working capital of $2.5 million, as compared to working capital of $1.6 million at December 31, 1996. At September 30, 1997, cash and cash equivalents were $6.8 million, a decrease of $7.2 million from $13.9 million at December 31, 1996. This decrease was attributable primarily to decreases in liabilities for deferred revenue and health care costs payable and an increase in accounts receivable. The Company's cash and cash equivalents do not include statutory cash deposits segregated as required by the Ohio Department of Insurance and the Ohio Department of Human Services. These deposits of $0.4 million as of September 30, 1997, are included with other assets on the balance sheet.

         CompManagement has entered into a lease agreement to lease a 70,000 square foot building in Dublin, Ohio and began occupying this space on November 1, 1997. The lease is for a term of 15 years, provides for an annual rent of $814,800 for years one through seven and $938,000 for years eight through fifteen, and requires CompManagement to pay all operating expenses for the building. The lease also provides for, among other things, three renewal options of five years each, an option to purchase the building, and a right of first offer with respect to the sale of such building. The lease restricts CompManagement's ability to distribute funds and/or assets to the Company or another affiliate unless CompManagement meets certain tangible net worth requirements.

         Net cash used in operating activities was $5.4 million for the third quarter of 1997, as compared to $6.4 million during the same period in the prior year. In general, changes from year to year in cash flow from operations are primarily due to changes in net earnings, health care costs payable, purchase of property and equipment, and deferred revenues. Many of these fluctuations are due to timing of cash receipts or payments. Because premium payments received prior to the month of coverage are recorded as deferred revenues, the extent of such receipts can cause fluctuations in the total amount of cash from month to month.

         As previously discussed, the Company's management believes that, barring unforeseen circumstances, the Company's operating results on a consolidated basis will continue to be profitable during the fourth quarter of 1997 and into 1998. The Company believes that internally generated funds will be sufficient to support the Company's ongoing operations and to maintain necessary regulatory capital for the next 12 months.

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

                                                  HEALTH POWER, INC.

DATE:  NOVEMBER 14,  1996              BY /S/ THOMAS E. BEATY, JR.
                                       --------------------------------------
                                          THOMAS E. BEATY, JR., PRESIDENT AND
                                          CHIEF OPERATING OFFICER




DATE:  NOVEMBER 14, 1996               BY /S/ RONALD J. WURTZ
                                       --------------------------------------
                                          RONALD J. WURTZ, CONTROLLER AND
                                          PRINCIPAL ACCOUNTING OFFICER