Form 10-K
period 1997-12-31
HEALTH POWER INC /DE/
filed 1998-03-31
CIK 917674

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1997

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from ________________ to ________________

Commission File Number:  0-23220

                               HEALTH POWER, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                DELAWARE                              31-1145640
         ------------------------          -----------------------------------
         (State of Incorporation)          (I.R.S. Employer Identification No.)

           1209 Orange Street
          Wilmington, Delaware                          19801
---------------------------------------               ----------
(Address of principal executive office)               (Zip Code)

       Registrant's telephone number, including area code: (302) 636-7593

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

         Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         On March 18, 1998, the aggregate market value (based on the closing sales price on that date) of the Common Stock held by nonaffiliates of the Registrant was $10,727,086.

         On March 18, 1998, the Registrant had 3,820,498 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's proxy statement for its annual meeting of stockholders to be held on May 27, 1998, which proxy statement will be filed within 120 days of December 31, 1997, are incorporated by reference into Part III, Items 10, 11, 12, and 13, of this Report.

                               HEALTH POWER, INC.


                                    FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Health Power, Inc. (the "Company" or "Health Power") is a managed care holding company which was incorporated under Delaware law on March 6, 1985. The Company's operating subsidiaries are Health Power HMO, Inc., an Ohio corporation ("Health Power HMO"), CompManagement, Inc., an Ohio corporation
("CompManagement"), and CompManagement Health Systems, Inc., an Ohio corporation.

         Health Power HMO provides comprehensive managed health care services to members of its health maintenance organization ("HMO") in four service areas encompassing 19 Ohio counties in and around the cities of Columbus, Dayton, Cincinnati, Cleveland, and Youngstown. Health Power HMO primarily focuses on serving Medicaid recipients enrolled in the Ohio Works First/Healthy Start Program (the "OWF Program"). Health Power HMO also provides services to commercial members enrolled through employer groups. As of December 31, 1997, Health Power HMO had approximately 31,663 members, of which approximately 94% were Medicaid recipients. Health Power HMO's provider network consists of approximately 1,154 primary care physicians, 4,053 specialists, and 61 hospitals. Health Power HMO has a one-year accreditation from the National Committee for Quality Assurance ("NCQA") which expires March 26, 1999. NCQA accreditation is granted to HMOs which are found to have comprehensive functioning continual quality improvement programs and which satisfy all NCQA standards for accreditation.

         Health Power HMO has entered into agreements to sell the contract rights for its Medicaid membership in Cuyahoga (Cleveland) and Mahoning (Youngstown) Counties, Ohio to Emerald HMO, Inc. and Total Health Care Plan, Inc., respectively. In addition, it has entered into an agreement to transfer the contract rights for its Butler County (between Dayton and Cincinnati), Ohio Medicaid membership to Medical Mutual of Ohio ("Medical Mutual"), in exchange for Medical Mutual's contract rights for that entity's Montgomery County (Dayton) Medicaid membership. Such transactions are subject to a number of conditions, including approvals from the Ohio Departments of Human Services and Insurance. Health Power expects to complete these transactions, subject to regulatory approvals, during the second quarter of 1998. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments.

         CompManagement offers claims management, risk management, and medical cost containment services to employers with respect to workers' compensation and unemployment compensation claims. It is one of the largest companies in Ohio offering such services, as it serves approximately 13,000 employers located throughout Ohio. CompManagement began business in September 1984, and was acquired by the Company in July 1995. The acquisition was accounted for as a pooling of interests.

         CompManagement Health Systems is certified as a state-wide managed care organization (an "MCO") under Ohio's Health Partnership Program, a managed care workers' compensation program. It began offering its MCO services in March 1997, and currently serves approximately 20,000 employers located throughout Ohio. As a state-wide certified MCO,

CompManagement Health Systems provides medical management services for workers' compensation claims, including, among other things, the following: a state-wide health care provider network; treatment guidelines and utilization review procedures; peer review and quality assurance programs; provider sanction and termination procedures; medical and vocational case management programs; utilization management programs; medical bill adjudication and payment procedures; dispute resolution procedures; provider, employer, and employee relations and education programs; and health care fraud detection and reporting programs. Because all workers' compensation claims are reimbursed by the Ohio Bureau of Workers' Compensation, CompManagement Health Systems does not assume any risk for the payment of medical or disability benefits to employees with respect to their workers' compensation claims.

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

FINANCIAL INFORMATION ON INDUSTRY SEGMENTS

         Financial information on industry segments as required by Item 101(b) of Regulation S-K is set forth in Footnote 16 of the Notes to the Consolidated Financial Statements, which footnote is part of the financial statements contained in Item 8 of this Form 10-K, which footnote is incorporated herein by reference.

HEALTH CARE SERVICES--HEALTH POWER HMO

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

MEMBERSHIP AND MARKETS

         Medicaid Membership

         Health Power HMO offers health care services to Medicaid recipients enrolled in the OWF Program in the six Ohio counties of Butler, Cuyahoga, Franklin, Hamilton, Mahoning, and Montgomery. Health care services are offered to Medicaid recipients pursuant to a contract with the Ohio Department of Human Services ("ODHS"). Under this contract, Health Power HMO is paid a fixed monthly capitation rate from ODHS for each Medicaid recipient enrolled in its HMO. The capitation rate is established on an annual basis by ODHS, varies by county, and is based upon certain rate setting methodology and data assumptions adopted by ODHS. As of December 31, 1997, approximately 94% of Health Power HMO's members were Medicaid recipients. Health Power HMO's current contract with ODHS expires September 30, 1998. For the years ended December 31, 1997, 1996, and 1995, Medicaid revenues represented approximately 56%, 67%, and 64%, respectively, of the Company's consolidated revenues.

         In all of the counties other than Mahoning, Medicaid recipients enrolled in the OWF Program are required, or "mandated" by legislature, to enroll in a managed care plan. In these counties, Medicaid recipients either select Health Power HMO from among several managed care plans offered to them or, if no selection is made, they are assigned to a plan by ODHS. In Mahoning County, which is a "non-mandated" or "voluntary" county, Medicaid recipients join Health Power HMO as an alternative to the traditional fee-for-service Medicaid program in which recipients receive a Medicaid medical card that enables them to receive medical services performed by participating providers. Medicaid recipients in voluntary counties may change the managed care plan selected by them or the method in which they receive medical benefits (i.e., fee-for-service or managed care) on a monthly basis. Medicaid recipients in mandated counties may change managed care plans only during the first month of enrollment or during two "open enrollment" months during the year.

         As previously described, Health Power HMO has entered into agreements to sell the contract rights for its Medicaid membership in Cuyahoga and Mahoning Counties to Emerald HMO, Inc. and Total Health Care Plan, Inc., respectively, and to transfer the contract rights for its Butler County Medicaid membership to Medical Mutual in exchange for Medical Mutual's contract rights for that entity's Montgomery County Medicaid membership. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments.

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

         During most of 1997, Health Power HMO offered health care services to employees of the State of Ohio in its Columbus, Dayton, and Cincinnati service areas pursuant to contracts with the Ohio Department of Administrative Services ("ODAS"). However, Health Power HMO terminated its contract with ODAS for the Dayton service area effective March 1, 1997. Furthermore, ODAS did not renew its contracts with Health Power HMO for the Columbus and Cincinnati service areas, and these contracts terminated as of December 1, 1997. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments. For the years ended December 31, 1997, 1996, and 1995, the revenues from this employer group represented approximately 10%, 14% and 16%, respectively, of the Company's consolidated revenues.

         Service Areas

         Health Power HMO operates in four service areas encompassing 19 Ohio counties in and around the cities of Columbus, Dayton, Cincinnati, Cleveland, and Youngstown. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments, regarding Health Power HMO's anticipated exit from its Northeast service area.

         The Columbus service area encompasses the contiguous counties of Delaware, Fairfield, Franklin, Licking, Madison, Pickaway, and Union, with Franklin County being the only county in this group in which Health Power HMO is permitted to offer its health care services to Medicaid recipients. For the years ended December 31, 1997, 1996, and 1995, the Columbus service area operations accounted for 27%, 34% and 41%, respectively, of the Company's consolidated revenues.

         The Dayton service area encompasses the contiguous counties of Butler, Clark, Greene, Miami, and Montgomery, with Butler and Montgomery Counties being the counties in this group in which Health Power HMO is permitted to offer its health care services to Medicaid recipients. For the years ended December 31, 1997, 1996, and 1995, the Dayton service area operations accounted for 11%, 18% and 21%, respectively, of the Company's consolidated revenues.

         The Cincinnati service area encompasses the contiguous counties of Clermont, Hamilton, and Warren, with Hamilton County being the county in this group in which Health Power HMO is permitted to offer its health care services to Medicaid recipients. For the years ended December 31, 1997, 1996, and 1995, the Cincinnati service area operations accounted for 28%, 38%, and 29%, respectively, of the Company's consolidated revenues.

         The Northeast service area encompasses the Northeast Ohio counties of Cuyahoga, Lorain, Mahoning, and Summit, with Cuyahoga and Mahoning Counties being the only counties in this group in which Health Power HMO is permitted to offer its health care services to Medicaid recipients. The expansion into the Northeast area occurred during 1996. For the year ended December 31, 1997, the Northeast service area operations accounted for 4% of the Company's consolidated revenues.

         It is anticipated that ODHS will issue a Request for Proposal ("RFP") to Medicaid-serving HMOs in April 1998, with respect to permitting such HMOs to offer their service in certain counties that are not currently "mandated" counties. Health Power HMO intends to participate in this RFP to add additional counties to its existing Columbus, Cincinnati, and Dayton service areas.

         Membership Information

         The following table sets forth the number of Health Power HMO's Medicaid and commercial members at December 31 for the years indicated and member months for the years then ended:

                                                                                       December 31,
                                                                  ---------------------------------------------------
                                                                  1997                     1996                  1995
                                                                  ----                     ----                  ----
Columbus
  Medicaid members                                               9,396                    10,990                11,014
  Commercial members                                               938                     5,786                 5,518

Dayton
  Medicaid members                                               4,316                     5,659                 6,145
  Commercial members                                               617                     2,856                 2,574

Cincinnati
  Medicaid members                                              13,246                    18,102                10,643
  Commercial members                                               443                     1,610                 2,955

Northeast(1)
  Medicaid members                                               2,689                     1,688                  ----
  Commercial members                                                18                        25                  ----

All service areas
  Medicaid members                                              29,647                    36,439                27,802
  Commercial members                                             2,016                    10,277                11,047

HMO member months(2)
  Medicaid                                                     396,327                   391,503               311,650
  Commercial                                                    91,440                   134,069               133,561
                                                               -------                   -------               -------
       Total                                                   487,767                   525,572               445,211
                                                               =======                   =======               =======

-------------------------

(1)      Northeast service area operations began in 1996.

(2) Member months are the number of HMO members multiplied by the number of months during which the members were enrolled in the HMO.

SERVICES AND PRODUCTS

         Revenues from health care services consist of amounts earned under contracts with ODHS for Medicaid recipients enrolled in the OWF Program and with commercial groups. The following table sets forth the revenues from each of the foregoing and their approximate percentage contribution to HMO revenues during the periods indicated:

                                                     Years Ended December 31,
                    ---------------------------------------------------------------------------------------
                              1997                           1996                           1995
                              ----                           ----                           ----
                     Revenues      Percentage       Revenues      Percentage       Revenues      Percentage
                     --------      ----------       --------      ----------       --------      ----------
Medicaid            $42,819,206       80%          $44,246,928        75%        $37,587,138        71%

Commercial           10,811,320       20            15,167,341        26          15,602,926        29
                    -----------      ---           -----------       ---         -----------       ---

    Total           $53,630,526      100%          $59,414,269       100%        $53,190,064       100%
                    ===========      ===           ===========       ====        ===========       ===


         Medicaid

         Health Power HMO provides a comprehensive range of health care services to Medicaid members which are specified by ODHS. These services include primary care physician, specialist, and hospital care, dental care, physical therapy, mental health and chemical dependency care, eye care, home health care, skilled nursing care, pharmacy, diagnostic laboratory tests, x-ray examinations, ambulance services, and durable medical equipment. Medicaid recipients do not pay any premiums, deductibles, or copayments for any of their health care services. Health Power HMO assumes the risk that the actual cost of health care services may exceed the monthly capitation fee received from the State of Ohio.

         Commercial

         Commercial members or their employers can select coverages available from products which have varying levels of outpatient and inpatient copayments and deductibles. Health Power HMO has a variety of plans available ranging from basic plan, which provides basic health care coverages at a low monthly cost but with higher deductibles, to a high plan which provides more comprehensive coverage at a higher monthly cost but with lower deductibles.

PROVIDERS

         Health Power HMO provides health care to its members through a provider network consisting of primary care physicians, specialists, and hospitals. The following table sets forth the total number of primary care physicians, specialists, and hospitals in each of Health Power HMO's service areas as of December 31, 1997.

                                                              Service Area
                                 -----------------------------------------------------------------------------
                                 Columbus         Dayton        Cincinnati        Northeast           Total
                                 --------         ------        ----------        ---------           -----
Primary Care Physicians             287             220                422             225               1,154

Specialists                       1,000             617              1,325           1,111               4,053

Hospitals                            11              12                 18              20                  61

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

         Health Power HMO has contracted with other entities to provide, among other things, dental care, physical therapy, mental health and chemical dependency care, eye care, home health care, skilled nursing care, diagnostic laboratory tests, x-ray examinations, ambulance services, a 24-hour nurse line, and durable medical equipment to its HMO members. Members of the HMO have access to approximately 300 pharmacies in its four service areas and approximately 30,000 pharmacies throughout the United States pursuant to an agreement with ValueRx Pharmacy Program, Inc.

MEDICAL COST CONTROLS

         Health Power HMO uses a number of methods and procedures to control and manage medical costs. These include capitation and other fee arrangements with providers, concurrent and utilization review of inpatient hospital services, including advance approval procedures for elective hospital admissions, and underwriting procedures.

         Capitation Arrangements

         As of December 31, 1997, approximately 60% of Health Power HMO's members were covered by primary care physicians who were capitated. Capitation is a method of compensation to providers in which payments by the HMO for health care services are based on a fixed monthly amount for each person served by such providers regardless of the actual number or nature of services provided. The primary benefits of the capitation system of payment are that it improves the forecasting of medical expenses and introduces an element of risk sharing between the HMO and the primary care physicians who are responsible for coordinating care with specialists, hospitals, and for other ancillary services. Health Power HMO's arrangements with other providers for dental, mental health and chemical dependency, and eye care services are also capitated.

         During the first half of 1997, Health Power HMO prepared an analysis of the risk transfer elements contained in certain Medicaid capitated provider contracts. In order to reduce the amount of risk transferred to the primary care physicians in the contracts, Health Power HMO eliminate both the withhold and incentive fund provisions included in such contracts. The effective date for this change was July 1, 1997. Commercial capitated provider contracts continue to include provisions for withholds ranging from 10 to 20% of the capitated payments due such providers as a reserve for potential excess utilization and incentive funds designed to encourage appropriate utilization. The balances in these incentive fund accounts are retained by Health Power HMO or remitted to the primary care physicians at the end of the year based upon the performance of the combined physician groups for such year. For 1997, all such amounts were retained by Health Power HMO. Health Power HMO annually reviews the capitation fee paid to primary care physicians and makes adjustments as necessary. Among the factors considered in capitation adjustments are utilization patterns and competitive market conditions.

         Other Fee Arrangements

         Health Power HMO presently reimburses primary care physicians representing approximately 40% of the HMO's total membership on an agreed-upon fee schedule. Despite the success of its capitation program, Health Power HMO has concluded that a significant number of primary care physicians prefer the fee schedule arrangement over capitation payments, and in order to attract more primary care physicians to its provider network, Health Power HMO offers fee schedule arrangements. Consistent with its capitation arrangements, Health Power HMO may withhold a portion of such fees to cover payments for fees to specialists and hospital costs in excess of such physician's budgeted amounts.

         Health Power HMO's primary care physicians coordinate care for members with specialists participating in Health Power HMO's network. Health Power HMO's provider arrangements with specialists provide for payment for commercial services at fixed rates. Specialists' services to Medicaid members are paid at rates established by ODHS. In order to encourage cost effective utilization of specialists' services, amounts paid to specialists in the aggregate that are in excess of budgeted amounts may be deducted from such primary care physician's capitation withhold (commercial members). For Medicaid members, specialist payments for most capitated primary care providers are included in their monthly capitation payment.

         With the exception of emergencies, all inpatient hospital services paid by Health Power HMO on behalf of the physicians are provided pursuant to contracts with various hospitals under a variety of arrangements, including discounted charges and per diem arrangements, and require advance approval from the patient's primary care physician and Health Power HMO's medical department. Emergencies which require medical care by physicians or hospitals not under contract with Health Power HMO are paid by Health Power HMO. In order to encourage cost effective utilization of hospital services for its commercial providers, if the aggregate amount of hospital costs exceed budgeted amounts, the excess attributable to a particular primary care physician may be deducted from such physician's capitation withhold.

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

         Because of its contractual arrangement with ODHS which requires Health Power HMO to provide health care services to any Medicaid recipient who selects its HMO, traditional underwriting guidelines do not apply to the Medicaid program.

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

         In voluntary counties (such as Mahoning), Health Power HMO may (and does) directly market to potential enrollees. Health Power HMO markets its HMO directly to recipients through a variety of methods, all of which require prior approval of ODHS. Health Power HMO markets its programs to Medicaid recipients as an alternative to the traditional fee-for-service Medicaid program in which recipients receive a Medicaid medical card that enables them to receive medical services performed by participating physicians, hospitals, and other health care providers. Because Medicaid recipients may change the method of receiving medical benefits on a monthly basis, Health Power HMO's representatives are responsible for monitoring member satisfaction after initial enrollment. Unless a member loses Medicaid eligibility or chooses to disenroll, Medicaid members are automatically renewed in Health Power HMO's program on a monthly basis.

         Health Power HMO's commercial programs are marketed through a combination of its own sales force and independent agents and brokers. Health Power HMO markets its plans to private employers as well as to public employer groups. Employers who offer Health Power's HMO to their employees generally do so as an option to traditional coverage rather than as a required replacement. Therefore, marketing Health Power's HMO commercial programs requires a two-part sale. The employer must first decide to offer Health Power's HMO. The employee then chooses among Health Power's HMO, traditional health care insurance, and other options, including other HMOs. Each year employers conduct an open enrollment during which their employees may change health care plans. Health Power HMO utilizes various techniques to retain members and to attract additional members during open enrollment periods, including work-site presentations, direct mail, and local advertising.

         Health Power HMO has a member services department which directly communicates with members concerning their health care and service needs. Health Power HMO conducts statistically valid annual surveys questioning members about their level of satisfaction with the services they receive and satisfaction with primary care physicians. Health Power HMO has also established member advisory groups in each of its service areas, composed of members selected at random, to provide information to Health Power HMO concerning services to members. Management reviews any problems that are presented by members concerning the delivery of medical care and receives periodic reports summarizing member grievances.

QUALITY IMPROVEMENT

         Health Power has developed policies and procedures to ensure that the health care services provided by its HMO meet the professional standards of care established by the medical community. Health Power HMO has a one-year NCQA accreditation which expires March 26, 1999. NCQA accreditation is granted to HMOs which are found to have comprehensive functioning continual quality improvement programs and which satisfy all NCQA standards for accreditation.

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

RISK MANAGEMENT AND INSURANCE

         Health Power HMO has reinsurance to limit its risks for hospital costs with respect to its Medicaid members. This reinsurance provides that during each 12-month period, the reinsurer will pay 85% of hospital costs for each Medicaid member above a stop-loss attachment amount of $50,000.

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

         The excess loss on hospital costs is calculated by subtracting the deductible, currently $75,000, to be paid by Health Power HMO from the "eligible hospital services." Eligible hospital services are limited to the average daily maximum set forth below per member, which limitation does not include operating room charges or post-operative charges on the day of a surgical procedure, and which are further limited to a maximum reinsurance amount. There is a risk that, because of this average daily maximum limitation, Health Power HMO could be responsible for hospital costs in excess of the $75,000 deductible.

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

COMPETITION

         The health care industry is highly competitive. Health Power HMO faces substantial competition in each of its service areas from many types of competitors, including other for-profit and not-for-profit HMOs, PPOs, self-funded plans, and traditional indemnity insurance carriers, many of which have substantially larger enrollments and greater financial and other resources than Health Power HMO. Health Power HMO believes that the principal competitive factors affecting its ability to retain and increase membership include its provider network, the cost of health benefit plans offered, geographic areas served, reputation, financial stability, quality of staff, comprehensiveness of benefit coverage, diversity of product offerings, and market presence. The relative importance of each of these factors and Health Power HMO's key competitors vary by customer type and by market. In addition, a number of Health Power HMO's competitors offer diverse products, many of which are similar to those that Health Power HMO is currently offering or may be offering in the future. Furthermore, premium rates charged by Health Power HMO's competitors may have an impact on Health Power HMO's ability to grow and to maintain profitability. The market for HMO and managed care products has been subject to historical changes in profitability resulting from increases in health care costs during periods when significant competition or other market factors prevent corresponding increases in premiums. During 1997, HMOs generally began raising commercial premium rates on response to lower profit margins.

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

CLAIMS MANAGEMENT--COMPMANAGEMENT AND COMPMANAGEMENT
HEALTH SYSTEMS

OHIO'S WORKERS' AND UNEMPLOYMENT COMPENSATION SYSTEMS

         The following is intended to provide a summary description of the Ohio workers' and unemployment compensation systems.

         Ohio's workers' compensation system is a no-fault state insurance program whereby injured workers are provided with medical and disability benefits. Ohio law requires all employers, with certain exceptions, to provide their employees with workers' compensation coverage. Ohio's system is administered by the Ohio Bureau of Workers' Compensation ("OBWC"), which is responsible for managing the state insurance fund, determining premium rates and manual classifications, collecting premiums from employers, and paying benefits to or on behalf of injured workers. In determining the premium rates, OBWC first classifies occupations or industries with respect to their degree of hazard and then determines the risk of the different classes. The workers' compensation program is funded by premiums paid by employers into the state insurance fund, which premiums are based upon the classification of an employer's employees and such employer's specific risk experience. If certain conditions are satisfied, similar types of employers may participate in plans that group, for rating purposes, such employers in pools that spread each employer's risk among all of the employers participating in that group. Under these "group rating plans," the premium rates are based upon the risk experience of the group and not the individual employer participating in that group.

Employers which generally have 500 or more employees in Ohio and have sufficient financial capabilities may be granted status by OBWC as a self-insuring employer, which means that such employers are not required to pay premiums into the state insurance fund, but instead pay the same compensation, medical, and disability benefits as required by the Ohio workers' compensation program directly to or for the benefit of their injured workers.

         In March 1997, OBWC implemented a new managed care system for workers' compensation claims known as the Health Partnership Program (the "HPP"). This program applies to all Ohio employers other than self-insured employers. OBWC has also implemented a similar program for self-insured employers known as the Qualified Health Plan.

         Under the HPP, participating employers are required to select an OBWC-certified managed care organization (an "MCO"), or have such an MCO assigned to them by OBWC, to medically manage their workers' compensation claims. The MCO is primarily responsible to provide medical management and cost containment services for employers with respect to their workers' compensation claims. In order to receive OBWC certification, an MCO is required to have, among other things, a network of healthcare providers, a quality assurance program, and certain information system capabilities. The MCO provides, among other things, utilization review services, medical case management services, dispute resolution, rehabilitation, peer review, and quality assurance programs with respect to workers' compensation claims.

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

SERVICES

         CompManagement

         CompManagement provides claims management, risk management, and medical cost containment services to employers with respect to workers' and unemployment compensation claims. In the area of workers' compensation, such services include the review and processing of an employer's workers' compensation claims, the design of individual programs to improve an employer's experience ratings, representation of employers before the Ohio Industrial Commission and OBWC, the performance of risk analysis for an employer's experience rating, the review of premium audits on behalf of employers, and analysis of employers for inclusion in group rating plans. CompManagement also acts as a third party administrator ("TPA") of workers' compensation claims for self-insured employers. Each employer selects the types of services it desires and then enters into a contract with CompManagement to provide such services. These contracts are typically for a one-year period.

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

         CompManagement currently provides its services to approximately 13,000 employers located throughout Ohio. A substantial number of these employers have entered into contracts with CompManagement because of their participation in group rating plans, discussed above, sponsored by trade associations of which such employers are members. Fees from employers participating in group rating plans accounted for approximately 58% of CompManagement's 1997 revenues, with three trade associations accounting for approximately 41% of such revenues.

         CompManagement Health Systems

         CompManagement Health Systems operates a state-wide certified MCO under Ohio's Health Partnership Program. CompManagement Health Systems offers its services to approximately 20,000 employers located throughout Ohio which have selected or been assigned to it as their MCO. As a state-wide certified MCO, CompManagement provides medical management services for workers' compensation claims resulting from injuries suffered by employees arising out of the course and scope of their employment, as required by law. Because all workers' compensation claims are reimbursed by OBWC, CompManagement Health Systems does not assume any risk for the payment of medical or disability benefits to employees with respect to their claims.

         The services provided by CompManagement Health Systems are offered pursuant to a contract with OBWC. Under this contract, CompManagement Health Systems is responsible for providing, among other things, the following: a state-wide health care provider network; treatment guidelines and utilization review procedures; peer review and quality assurance programs; provider sanction and termination procedures; medical and vocational case management programs; utilization management programs; medical bill adjudication and payment procedures; dispute resolution procedures; provider, employer, and employee relations and education programs; and health care fraud detection and reporting programs.

         Under its OBWC contract, CompManagement Health Systems receives an administrative fee which is equal to 3% of the annual workers' compensation premiums of those employers who have selected or been assigned to CompManagement Health Systems. CompManagement Health Systems is also eligible to receive a performance fee and an incentive under its contract. The performance fee is a variable fee which may equal up to a maximum of 2% of the annual premiums of those employers who have selected or been assigned to CompManagement Health Systems. The calculation of the performance fee is based upon the MCO's achievement of certain objective performance measurements developed by OBWC. The incentive fee is a variable fee which may equal up to a maximum of 1% of the annual premiums of those employers who have selected or been assigned to CompManagement Health Systems. The calculation of the incentive fee is based upon the MCO' achievement of certain subjective performance measurements developed by OBWC, primarily relating to employer and injured worker satisfaction.

         CompManagement Health Systems has a state-wide health care provider network consisting of approximately 16,000 physicians, hospitals, and ancillary providers. This network includes certain occupational health-based physician groups which serve as its "anchor medical groups." The provider panel is credentialed using a multi-faceted peer review committee. CompManagement Health Systems has a provider services department which recruits new providers for its state-wide network and offers educational materials and training seminars.

MARKETING

         CompManagement

         CompManagement markets its services through both its own sales force of three persons who directly contact prospective and existing employer groups and its relationships with over 500 insurance agents and brokers. CompManagement has service center locations in Akron, Cincinnati, Cleveland, and Toledo, in addition to its Dublin, Ohio offices.

         CompManagement Health Systems

         CompManagement Health Systems primarily markets its MCO directly to employers through its relationship with CompManagement and its relationship with over 500 insurance agents and brokers. In addition, employers who do not select an MCO have one assigned to them by OBWC. In 1997, approximately 4,000 employees were assigned to CompManagement Health Systems' MCO.

COMPETITION

         CompManagement

         Claims management for workers' compensation and unemployment compensation claims is a highly competitive industry, with most of the market share concentrated among a few companies, including CompManagement. The principal competitive factors are types of services offered and responsiveness to customer needs. CompManagement's strategy is to effectively compete on the basis of quality and outstanding customer service, while offering a full range of services.

         CompManagement Health Systems

         The managed care of workers' compensation claims under the HPP is highly competitive. As of March 1, 1998, there were approximately 57 MCOs which were certified by OBWC under the HPP Program, of which 29 were certified state-wide. CompManagement Health Systems competes with both the other state-wide certified MCOs as well as each county-certified MCO. CompManagement Health Systems believes that the principal competitive factors affecting its ability to retain and attract new employers include its reputation, relationship with its insurance agents and brokers, geographic areas served, financial stability, provider network, and responsiveness to customer needs. CompManagement Health Services' strategy is to effectively compete on the basis of quality and outstanding service. Many of its competitors have greater financial and other resources than CompManagement Health Systems.


GOVERNMENT REGULATION

REGULATION OF HMOs IN OHIO

         On June 4, 1997, a new law took effect in Ohio which regulates all aspects of the business of HMOs, provider networks, and other managed health care plans bearing insurance risk. Under the new law, the separate statutes governing HMOs, health care and medical care corporations, prepaid dental plans, and other types of managed care organizations were repealed in favor of a comprehensive statute governing all entities that bear insurance risk and provide or make available health care services through either an open or closed panel of providers. As a result, HMOs operating in Ohio are now referred to as "health insuring corporations" ("HICs"). The new law governs all aspects of the business of HICs in Ohio, including certification, licensing, financial condition, solicitation of subscribers, contracts with health care providers, subscriber participation and the scope of benefits provided by HICs. HICs continue to be subject to concurrent regulation by the Ohio Department of Health ("ODH"), ODI, and, for those HICs participating in the OWF Program, ODHS.

         Certificate of Authority

         An HIC may not commence or continue operations in the State of Ohio without a certificate of authority from ODI. The procedures for application and maintenance of a certificate of authority require, among other things, satisfying the Director of Health of ODH (the "Director of Health") that the HIC possesses the willingness and ability to provide prompt, appropriate and continuous health care in the areas described in its application; has made effective arrangements for access to qualified providers, including providers of specialty care and emergency services (in and out of service area); has made arrangements for ongoing evaluation and assurance of quality of health care and the adequacy of facilities, equipment and personnel; and has developed a procedure for data collection and reporting on cost, effectiveness, utilization of services, and the quality, availability and accessibility of its services. Following review by the Director of Health, an HIC must satisfy the Superintendent of the ODI ("Superintendent of Insurance") that the HIC's organizational structure, financial resources and proposed operation are adequate to deliver appropriate and effective health care services to its enrollees. Several factors are included in the Superintendent's review, including the HIC's arrangements for health care services, such as premiums, co-pays, deductibles and working capital; agreements for insuring payment for health care services, including automatic alternative coverage in the event of discontinuation of operations; documentation of continuation of services through the expiration of enrollee contracts and in the event of discontinuation of operations; and provider agreement provisions. As a financial safeguard, each HIC operating in Ohio must deposit securities with the Superintendent of Insurance or an approved custodian. Health Power HMO holds a certificate of authority to operate as an HIC in Ohio. As an HMO with a pre-existing certificate of authority under the former law, it was not required to submit an application for a new certificate of authority upon enactment of the Health Insuring Corporation law.

         Reporting Requirements; Periodic Review

         Ohio HICs must file annual reports with both the Director of Health and the Superintendent of Insurance, containing similar information as is required in the application for the certificate of authority. The reports must include, among other things, statutory financial statements; enrollee population information; a summary of enrollee complaints and their disposition; information on the number of subscriber contracts that were terminated during the year; summaries of cost, utilization, quality and availability of the health care services provided; disclosure of the HIC's management; an independent auditor's report; and an actuarial report.

         The Director of Health is required to review an HIC with respect to the same matters reviewed under the HIC's original application as often as is necessary to protect the public, but no less frequently than once every three years. In addition, the Superintendent of Insurance is empowered to conduct a market conduct examination of an HIC as often as necessary to protect the interests of subscribers and enrollees.

         Financial Requirements

         Ohio law requires HICs providing both basic and supplemental health care services to deposit $400,000 with the Superintendent of Insurance or an approved custodian. In addition, every HIC must maintain a certain minimum total admitted assets in Ohio, with only certain assets and liabilities of the HIC considered in calculating such minimum total admitted assets.

As of December 31, 1997, Ohio law required HICs to maintain statutory net worth in an amount such that admitted assets were equal to at least 110% of liabilities, but in no event less than $500,000 for Ohio HICs providing both basic and supplemental health care services. Effective as of January 1, 1998, the minimum statutory net worth dollar amount requirement was increased from $500,000 to $1,700,000. At December 31, 1997, the statutory net worth of Health Power HMO was $577,350, which neither meet the minimum statutory net worth requirements in effect on such date nor the new minimum statutory net worth requirements effective as of January 1, 1998. Health Power HMO has submitted a corrective action plan to ODI outlining the proposed actions to be undertaken by the HMO to bring it in compliance with the minimum statutory net worth requirements. The corrective action plan is currently under review by ODI.

         HICs are included in the definition of "insurers" for purposes of the Ohio Insurance Holding Company Systems Act (the "Holding Company Act"), and as such, are subject to regulation under the Holding Company Act. Generally, the Holding Company Act requires HICs to register with ODI and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management, or financial condition of the HIC. Pursuant to these laws, ODI may examine the HIC at any time, require disclosure of material transactions involving the HIC and the other members of the holding company system, and require prior notice and an opportunity to disapprove of certain "extraordinary" transactions, including, but not limited to, extraordinary dividends. Pursuant to these laws, all transactions within the holding company system affecting the HIC must be fair and reasonable. In addition, approval of ODI is required prior to the consummation of transactions affecting the control of the HIC.

         Ohio law requires ODI approval if dividends or distributions of an HIC that is a member of an insurance holding company system are to exceed, within a 12-month period, 10% of the HIC's statutory net worth as of the end of the preceding fiscal year. As a result of Health Power HMO's failure to meet the statutory net worth requirements at December 31, 1997 and January 1, 1998, no dividends may be paid by Health Power HMO to the Company. Additionally, each HIC must demonstrate its financial soundness to the Superintendent of Insurance and submit to monitoring of its financial condition by ODI.

         Pursuant to Ohio statutes, each HIC belonging to an insurance holding company system must notify the Superintendent of Insurance of any major modification of its operations that affects, among other things, the HIC's solvency, the health care services the HIC provides or the manner in which the HIC conducts its business. If the modification is the result of action by the HIC, the modification is subject to prior approval by the Superintendent of Insurance.

FEDERALLY QUALIFIED HMOs

         Health Power HMO is not a federally qualified HMO. At the present time, Health Power's management has determined that the effort and expense of obtaining federal qualification outweigh the benefits, as described below, of becoming a federally qualified HMO.

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

FEDERAL REGULATION OF PHYSICIAN INCENTIVE PLANS

         Under federal regulations effective on January 1, 1997, HMOs participating in the Medicare and Medicaid programs must comply with certain restrictions and reporting requirements mandated in connection with risk-sharing arrangements, or physician incentive plans, between HMOs and physicians. The regulations specify that an HMO may operate a physician incentive plan only if no payment is made, directly or indirectly, to a physician or physician group as an "inducement to reduce or limit medically necessary services furnished to an individual enrollee" and only if certain stop-loss protection and disclosure requirements are met.

         Where a physician incentive plan under a capitated payment arrangement places the physician or physician group at risk for the cost of use or referral of services that exceeds a threshold of 25% of the total potential payment received by the physicians from the HMO, the physicians are deemed to be at "substantial financial risk." HMOs that place physicians at substantial financial risk must conduct annual enrollee/disenrollee surveys addressing satisfaction with the quality of services provided and degrees of access to services. In addition, HMOs must ensure that all physicians and physician groups which are at substantial financial risk have either aggregate or per-patient stop-loss protection (e.g., insurance) covering 90% of the costs of referral services that exceed 25% of the potential payments to the physicians under the physician incentive plan. Each HMO with physician incentive plans must provide to HCFA, at the time of application for a contract, annually and upon request, information concerning its physician incentive plans. Medicare/Medicaid beneficiaries may also request information from an HMO pertaining to its physician incentive plans.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996

         The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") established, among other things, minimum federal standards for private health insurers. HIPAA creates standards for guaranteed issue and guaranteed renewability of health insurance coverage, maximum pre-existing condition exclusions, credit against those exclusions for prior creditable coverage (i.e., "portability"), premium limitations, and disclosure. In response to the federally- mandated standards, the Ohio General Assembly enacted House Bill 374, effective June 30, 1997, which establishes the state's minimum standards intended to comply with the requirements of HIPAA.

         Under Ohio's enactment of the HIPAA standards, for HICs providing benefits to small or large employer groups, the maximum exclusion period for enrollees with pre-existing conditions is limited to 12 months (18 months for late enrollees). The pre-existing condition exclusion does not apply to maternity benefits, as pregnancy is prohibited from being considered a pre-existing condition. Further, as part of the federal standards' emphasis on "portability," Ohio's new law generally requires that a pre-existing condition exclusion period be reduced by the aggregate of the periods of continuous creditable coverage immediately prior to enrollment, if any, applicable to the enrollee as of the enrollment date. Creditable coverage includes a group health plan, health insurance, Medicare or Medicaid, state health benefits risk pool, or public health plan. The foregoing provisions do not apply, however, to insurance policies and HIC contracts issued to groups other than large or small employer groups.

         Ohio's new law also provides for guaranteed issue and guaranteed renewability of health insurance benefits under certain situations. If an HIC offers coverage in the small or large group employer market, or individual market, in connection with a contract or policy, the HIC must continue or renew such coverage at the request of the plan sponsor or contract holder, subject to certain exceptions, including fraud, intentional misrepresentation and failure to pay premiums. An HIC may cancel coverage for a particular enrollee, employee, or dependent for fraud or intentional misrepresentation, provided that the cancellation not based on any health status-related factor. The Ohio law also requires HICs to make available to every small employer that applies for coverage every health benefit plan that it is actively marketing to small employers, subject to certain exceptions and to rules to be adopted by the Superintendent of Insurance.

         Ohio's enactment of the HIPAA standards also includes provisions requiring insurers and HICs providing coverage to small or large employer groups to disclose provisions relating to the issuer's right to change premium or periodic prepayment rates, renewability of coverage, pre-existing condition exclusions and the benefits and rates available under all contracts for which the employer is qualified. This information must be identified in all marketing and sales materials as being available upon request.

         HICs and other insurers are also prohibited under the new law from requiring, as a condition of coverage or of continued coverage, that an individual pay higher premiums when compared to a similarly situated individual covered under the contract or policy, on the basis of a health status-related factor.

         The new law also modifies the open enrollment periods previously required of HICs and sickness and accident insurers. Ohio's enactment of the HIPAA standards eliminates the former open enrollment periods for small employer groups, in favor of the new "guaranteed issue" provisions under the new law. Individuals who are not "federally eligible individuals" may continue to apply for open enrollment coverage under the former law.

         Federally eligible individuals (defined as "eligible individuals" under rules adopted by HHS) consist of individuals who generally have at least 18 months of prior creditable coverage under a group health plan, are not eligible for Medicare or Medicaid, have no other insurance coverage (any COBRA continuation has been elected and expired), and whose prior coverage was not terminated because of nonpayment of premiums, or fraud. HICs are required under Ohio's new law to establish an open enrollment period in January of each year for federally eligible individuals, extending until 1/2% of the HIC's total number of insureds are new insureds. Certain other requirements exist, including a provision enabling an HIC to deny coverage upon demonstrating that the HIC will not have the capacity to deliver services adequately because of existing obligations to group and individual contract holders.

         Finally, the new law modifies the conversion coverage requirements in the case of individuals who terminate employment or membership in a group. HICs and other insurers must provide an option to federally eligible individuals for conversion to a basic or standard plan established by the Ohio Health Reinsurance Program, or one substantially similar to such standard plans. Certain limitations on the maximum periodic prepayment under such plans are established under the new law. Subscribers of an HIC group contract that are not federally eligible individuals may convert to a direct-payment contract comparable to any of the individual contracts then being issued by the HIC.

GOVERNMENT REGULATION OF COMPMANAGEMENT

         CompManagement's business is not subject to specific government regulation or oversight. However, its business is substantially dependent on the operation of Ohio's workers' and unemployment compensation systems.

GOVERNMENT REGULATION OF COMPMANAGEMENT HEALTH SYSTEMS

         CompManagement Health Systems is certified by the BWC to operate a state-wide MCO and is subject to regulation by the BWC as an MCO. In order to receive BWC certification, an MCO must demonstrate that it has, among other things, a satisfactory network of healthcare providers in each of its service areas, a quality assurance program, and certain information system capabilities.

GOVERNMENT REGULATION OF HEALTH POWER TPA AND HEALTH POWER LIFE AGENCY

         Health Power TPA is licensed by ODI and is subject to regulation as a third party administrator ("TPA"). Health Power Life Agency is licensed by ODI and is subject to regulation as an insurance agency.

MEDICAID

         Medicaid is a cooperative state and federal program which provides health care services to low income individuals in the United States. Medicaid is divided into several types of programs, including aid to families with dependent children and healthy start, blind and disabled persons, and persons requiring nursing home care (who may also be concurrently receiving Medicare benefits). Medicaid is sponsored by individual state governments, such as Ohio, which obtain significant financial support from the federal government in the form of matching funds. Ohio's Medicaid program is supervised and regulated by ODHS. Currently, only enrollees in the OWF Program are eligible to receive Medicaid medical benefits through a participating HMO.

         Health Power HMO participates in the OWF Program through a provider agreement with ODHS. ODHS may enter into provider agreements for the provision of Medicaid services with HICs that meet ODHS's definition of an HIC and that comply with certain other rules. As a participant in the OWF Program, Health Power HMO must comply with specific rules established for such participation. These rules contain specific requirements, including eligibility, enrollment, disenrollment, covered services, eligible providers, subcontractors, recordkeeping, reporting, quality assurance, and marketing. An HIC's compliance with these requirements is subject to monitoring by ODHS or its designee, the State of Ohio's auditor's office, and the United States Department of Human Services. The process by which ODHS evaluates an HIC's compliance with the quality assurance standards is an annual comprehensive quality assurance evaluation by a third party reviewing organization. The HIC must also submit annual and semiannual utilization reports. The most recent evaluations of the Medicaid HIC operated by Health Power HMO indicated that it was in compliance with ODHS quality assurance standards.

         HICs participating in the OWF Program receive, as compensation for health care services provided to enrollees, a contractual periodic prepayment, or "capitated fee" for all enrollees. Under Ohio Medicaid regulations, HICs participating in the OWF Program must file annual and quarterly cost reports with ODHS.

         In voluntary counties, Ohio and federal regulations require HICs participating in the OWF Medicaid Program to derive, generally, at least 25% of their membership residing in a single county, or group of contiguous counties approved as a single service area, from non-Medicaid recipients. ODHS has the authority to waive the state requirement for an HIC on an annual basis for up to three years, provided that HCFA has also waived the federal enrollment mix requirement for such HIC. HCFA has the authority to waive the federal requirement for up to three years. Mahoning County is the only voluntary county in which Health Power HMO offers its services to Medicaid recipients, and it currently has ODHS and HCFA waivers for this county. See also -- "Mandatory Managed Care Counties for Medicaid Recipients."

         Mandatory Managed Care Counties for Medicaid Recipients

         Legislation adopted by the General Assembly, in conjunction with a waiver of certain federal requirements granted by HCFA in 1995, grants authority to ODHS to "mandate" Medicaid recipients enrolled in the OWF Program and residing in certain Ohio counties to enroll in managed care plans in order to receive medical services. Pursuant to this authority, ODHS has designated seven counties (Franklin, Montgomery, Hamilton, Butler, Cuyahoga, Summit, and Lucas) as mandatory enrollment counties. All Medicaid recipients residing in a mandatory enrollment county must enroll with a managed care plan in order to receive medical services. In a mandatory enrollment county, all participating HICs must accept all eligible Medicaid recipients desiring to enroll in such HIC, without restriction, in the order in which such recipients apply to become enrollees of such HIC. Enrollment opportunities must remain open and available as long as the enrollment maximums determined by ODHS and found in the provider agreement with such HIC are not exceeded. Because of this requirement, participating HICs are not subject to the federal and state enrollment mix requirements, but instead, membership is limited as to a maximum number of enrollees by the ODHS provider agreement.

EMPLOYEES

         As of March 1, 1998, the Company had 360 full-time employees, of which 55 were employed in connection with Health Power HMO's operations, 139 were employed in connection with CompManagement's operations, and 166 were employed in connection with CompManagement Health Systems' operations. The employees of the Company are not represented by a union. The Company considers its relations with such employees to be good.


ITEM 2.  PROPERTIES

         Health Power HMO owns two three-story office buildings located in Columbus, Ohio, which are used as its principal office facilities. These buildings contain approximately 14,195 square feet of office space. Health Power HMO also leases office space in Cincinnati, Ohio, which is used for its Cincinnati service area operations.

         CompManagement leases a 70,000 square foot office building in Dublin, Ohio, which is used as the principal office facilities for CompManagement and CompManagement Health Systems. The building lease is for a term of 15 years, provides for annual rent payments ranging from $251,864 in year one to $953,312 in year eight and thereafter, and requires CompManagement to pay all operating expenses for the building. The lease also provides for, among other things, three renewal options of five years each, an option to purchase the building, and a right of first offer with respect to the sale of such building. The lease restricts CompManagement's ability to distribute funds and/or assets to the Company or another affiliate unless CompManagement meets certain tangible net worth requirements. CompManagement also leases office space in Akron, Cincinnati, Cleveland, and Toledo, Ohio, which is used as service centers for its operations.

ITEM 3.  LEGAL PROCEEDINGS

         Neither the Company nor any of its subsidiaries are a party to any material legal proceedings, nor, to the Company's knowledge, is any material legal proceeding threatened against the Company or any of its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company and their respective ages and present positions with the Company are as follows:

         Officers                   Age     Present Position(s) with the Company
         --------                   ---     ------------------------------------
         Dr. Bernard F. Master      56      Chairman of the Board, Chief Executive Officer,
                                            and President of the Company

         Toni D. Spruell            39      Executive Vice President of the Company

         Ronald J. Wurtz            55      Chief Financial Officer and Controller of the
                                            Company

         Robert J. Bossart          46      Chief Executive Officer of CompManagement and
                                            CompManagement Health Systems

         Jonathan R. Wagner         40      President of CompManagement

         Richard T. Kurth           39      Executive Vice President of CompManagement

         Dr. Master has been the Chairman of the Board and Chief Executive Officer of the Company since its formation in March 1985, and President of the Company since January 1998.

         Ms. Spruell has been Executive Vice President of the Company since January 1998. Ms. Spruell joined the Company in October 1995, and previously served as its Vice President of Provider Management Services. From March 1994 to September 1995, Ms. Spruell served as provider network manager for United Health Care of Ohio, Inc., a health insurance corporation. From July 1993 to March 1994, Ms. Spruell served as network manager for Principal Health Care of Ohio Inc., a health insurance corporation. From September 1988 to July 1993, Ms. Spruell worked for Ethix-CoMed Management Inc., a then wholly owned subsidiary of New York Life Insurance Company, in Dublin, Ohio, last serving as a manager of the PPO division of this managed healthcare subsidiary.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's shares of common stock are traded on the Nasdaq National Market system under the symbol HPWR. The following table sets forth the range of the reported high and low sales prices of the Company's common stock by calendar quarter for 1996 and 1997:

                                               High                   Low
                                               ----                   ---
         For the quarter ended 1996:

                  March 31                     $ 9.75                $ 8.50
                  June 30                      $11.50                $ 6.50
                  September 30                 $ 8.00                $ 6.00
                  December 31                  $ 5.75                $ 1.94

         For the quarter ended 1997:

                  March 31                     $ 4.25                $ 2.75
                  June 30                      $ 4.13                $ 2.25
                  September 30                 $11.00                $ 2.50
                  December 31                  $10.75                $ 4.25

         The Company has not paid any dividends on its shares of common stock to date, and it intends to retain its earnings to finance its ongoing operations and to maintain necessary regulatory capital. The approval of ODI is required if dividends or distributions of a health insuring corporation, such as Health Power HMO, within a 12-month period would exceed 10% of such corporation's statutory net worth as of the end of the preceding fiscal year. As a result of Health Power HMO's failure to meet the statutory net worth requirements at December 31, 1997 and January 1, 1998, no dividends may be paid by Health Power HMO to the Company. See also Footnote 14 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K and Item 1. Business -- Government Regulation. In addition, CompManagement's lease for its new office facilities restricts its ability to distribute funds and/or assets to the Company or another affiliate unless CompManagement meets certain tangible net worth requirements.

         As of March 18, 1998, there were 81 stockholders of record of the Company's common stock and approximately 2,000 beneficial owners of such stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data, operating statistics, and membership data for the Company as of and for each of the years in the five-year period ended December 31, 1997. All periods in the table have been restated to reflect the acquisition of CompManagement, which was accounted for as a pooling of interests.

                                                                          YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------------------------
                                                     1997           1996           1995          1994         1993
                                                     ----           ----           ----          ----         ----
                                                       (in thousands of dollars, except per share data, operating statistics and membership data)
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Medicaid .................................     $ 42,819       $ 44,247       $ 37,587       $34,901      $28,915
    Commercial ...............................       10,811         15,167         15,603        15,563       14,961
    Contract .................................       22,183          6,672          5,571         3,547        1,774
                                                   --------       --------       --------       -------      -------
    Total revenues ...........................       75,813         66,086         58,761        54,011       45,650
                                                   --------       --------       --------       -------      -------
  Expenses:
    HMO health care costs ....................       51,091         57,288         46,242        39,186       35,276
    Selling, general and administrative ......       24,750         15,888         13,595        10,349        7,695

    Membership acquisition ...................           --          5,000             --            --           --
                                                   --------       --------       --------       -------      -------
    Total expenses ...........................       75,661         78,176         59,837        49,535       42,971
                                                   --------       --------       --------       -------      -------
  Income (loss) from operations ..............          152        (12,090)        (1,076)        4,476        2,680
  Interest income and other, net .............        1,221            834          1,158           737          231
                                                   --------       --------       --------       -------      -------
  Income (loss) before income tax expense
     (benefit) ...............................        1,373        (11,256)            82         5,213        2,911
  Income tax expense (benefit) ...............       (1,641)        (1,773)           (14)        2,031        1,256
                                                   --------       --------       --------       -------      -------
  Net income (loss) ..........................     $  3,014       $ (9,483)      $     96       $ 3,182      $ 1,655
                                                   ========       ========       ========       =======      =======
PER SHARE OF COMMON STOCK:
  Net income (loss) ..........................     $   0.79       $  (2.49)      $   0.03       $  0.88      $  0.58
  Weighted average shares outstanding,
     diluted..................................        3,832          3,810          3,810         3,634        2,857
BALANCE SHEET DATA:
  Working capital ............................     $  1,970       $  1,582       $ 10,920       $12,884      $   569
  Total assets ...............................       20,518         21,069         25,723        23,172       11,574
  Long-term debt, including current portion ..           --             --             --            --          353
  Stockholders' equity .......................        7,565          4,519         14,002        13,754        1,691
HMO OPERATING STATISTICS:
  HMO medical loss ratio (1) .................         95.3%          96.4%          86.9%         77.7%        80.4%
  HMO administrative ratio(2) ................         15.5%          16.2%          17.0%         13.8%        13.4%
HMO MEMBERSHIP DATA:
  Medicaid ...................................       29,647         36,439         27,802        24,720       20,503
  Commercial .................................        2,016         10,277         11,047        10,475       10,367
                                                   --------       --------       --------       -------      -------
  Total ......................................       31,663         46,716         38,849        35,195       30,870
                                                   ========       ========       ========       =======      =======

------------------------------

(1) HMO health care costs calculated as a percentage of Medicaid and commercial revenues.

(2) HMO selling, general and administrative expenses calculated as a percentage of Medicaid and commercial revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company is a managed care holding company whose operating subsidiaries are Health Power HMO, CompManagement, and CompManagement Health Systems. Health Power HMO provides comprehensive managed health care services to members of its HMO, primarily Medicaid recipients enrolled in the OWF Program, in four service areas encompassing 19 Ohio counties in and around the cities of Columbus, Dayton, Cincinnati, Cleveland, and Youngstown. Health Power HMO has a one-year NCQA accreditation which expires March 26, 1999. CompManagement, which was acquired by the Company in July 1995, offers claims management, risk management, and medical cost containment services to employers with respect to workers' compensation and unemployment compensation claims. It is one of the largest companies in Ohio offering such services, currently serving approximately 13,000 employers located throughout Ohio. CompManagement Health Systems is a state-wide certified MCO providing medical management services for workers' compensation claims under Ohio's Health Partnership Program for approximately 20,000 employers. Because all workers' compensation claims are reimbursed by BWC, CompManagement Health Systems does not assume any risk for the payment of medical or disability benefits to employees with respect to workers' compensation claims.

         The Company's acquisition of CompManagement was accounted for as a pooling of interests. For purposes of the following discussion, and except as otherwise described below, the revenues and expenses of CompManagement Health Systems have been included with the revenues and expenses of CompManagement. In addition, the following discussion reflects the acquisition of certain contract rights from ChoiceCare Health Plans, Inc. ("ChoiceCare") which enabled the Medicaid recipients previously served by ChoiceCare to be automatically enrolled in Health Power HMO as of July 1, 1996.

         This discussion should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report. The Company cautions readers that any forward looking statements contained in this Form 10-K or any other reports or documents prepared by the Company involve risks and uncertainties and are subject to change based on various factors. Certain of these factors are discussed in greater detail in various parts of this Item 7.

RECENT DEVELOPMENTS

         Sales and Exchange of Medicaid Membership; Exit from Northeast Service Area

         Health Power HMO has entered into agreements to sell the contract rights for its Medicaid membership in Cuyahoga (Cleveland) and Mahoning (Youngstown) Counties, Ohio to Emerald HMO, Inc. and Total Health Care Plan, Inc., respectively. Pursuant to its provider agreement with ODHS, Health Power HMO was providing health care services to approximately 2,700 residents in those counties as of December 31, 1997, which represented over 99% of Health Power HMO's membership in its Northeast service area. The aggregate sale prices for these transactions are expected to be approximately $700,000. The Company plans to exit the Northeast service area as soon as permissible following the completion of these transactions because of the insignificant membership remaining in that service area.

         Health Power HMO has also entered into an agreement to transfer the contract rights for its Butler County (between Dayton and Cincinnati), Ohio Medicaid membership to Medical Mutual in exchange for Medical Mutual's contract rights for that entity's Montgomery County (Dayton) Medicaid membership. Under their respective provider agreements, Health Power HMO and Medical Mutual were providing health care services to approximately 500 Butler County Medicaid recipients and 800 Montgomery County Medicaid recipients, respectively, as of December 31, 1997.

         The foregoing transactions are subject to a number of conditions, including approvals from ODI and ODHS. Health Power HMO expects to complete these transactions, subject to regulatory approvals, during the second quarter of 1998.

         Termination of State of Ohio Employee Commercial Group Contracts

         During most of 1997, Health Power HMO offered health care services to employees of the State of Ohio in its Columbus, Dayton, and Cincinnati service areas pursuant to commercial group contracts with ODAS. Health Power HMO terminated its commercial group contract with ODAS for the Dayton service area effective March 1, 1997. Furthermore, ODAS did not renew its commercial group contracts with Health Power HMO for the Columbus and Cincinnati service areas, and these contracts terminated as of December 1, 1997. The termination of the commercial group contracts for the Columbus and Cincinnati service areas resulted in the reduction of approximately 5,700 commercial members. It is anticipated that the loss of revenue from the termination of the commercial group contracts for the Columbus and Cincinnati service areas will result in an approximate 11% reduction in the Company's consolidated revenues. The Company's management has implemented expense reduction measures to mitigate the loss of revenues associated with the termination of these contracts. However, these commercial group contracts, in the aggregate, were not profitable in 1997.

         Termination of Private Label Product

         In July 1996, Health Power HMO and Health Power Management entered into agreements with MedOhio Health, Inc. and MedOhio Health Plan, Inc. (collectively, "MedOhio Health") to offer and manage a private label managed care product known as the "University Healthcare Plan." Health Power HMO began offering the University Healthcare Plan to Franklin County Medicaid recipients during the first quarter of 1997. MedOhio Health terminated these agreements effective as of January 31, 1998. The loss of these agreements will not have a significant effect on the operations of Health Power HMO.

RESULTS OF OPERATIONS

         1997 Compared to 1996

         The Company's revenues increased $9.7 million, or 14.7%, to $75.8 million during 1997, from $66.1 million for 1996. CompManagement's revenues increased $15.5 million, or 232.5%, to $22.2 million during 1997, as compared to $6.7 million for the prior year, as a result of an increase in the number of employers contracting for its services, and in particular, employers participating in group rating plans, and to $11.3 million in revenues received by CompManagement Health Systems, which entity was not operational in 1996. Health Power HMO's revenues decreased $5.8 million, or 9.7%, to $53.6 million during 1997, from $59.4 million for 1996. Health Power HMO's commercial revenues decreased $4.4 million, or 28.7%, to $10.8 million during 1997, as compared to $15.2 million for the prior year. Commercial revenues decreased primarily as a result of a 31.8% decrease in members months, which offset a 4.5% increase in revenue per member months. The decrease in the commercial revenues and member months was the result of actions to eliminate unprofitable commercial accounts as part of the Company's financial turnaround plan, along with the termination of the State of Ohio employee commercial group contracts. See "Recent Developments--Termination of State of Ohio Employee Commercial Group Contracts." Health Power HMO's Medicaid revenues decreased $1.4 million, or 3.2%, to $42.8 million during 1997, as compared to $44.2 million for the prior year. Medicaid revenues decreased primarily as a result of a 4.4% decrease in revenue per member months, which was partially offset by a 1.2% increase in member months. The decrease in the Medicaid revenue per member month resulted from the July 1996 capitation rate reduction of approximately 12% from ODHS, which was partially offset by the July 1997 capitation increase of approximately 4%. Because of favorable economic conditions, Ohio experienced a 13% decrease in the number of eligible Medicaid recipients enrolled in the OWF Program during 1997. This decrease has impacted Health Power HMO by a loss of Medicaid membership during the latter half of 1997 caused by involuntary terminations. Involuntary terminations relate to members who are no longer eligible to receive Medicaid benefits. The decrease in the number of eligible Medicaid recipients may continue to negatively impact Health Power HMO in 1998.

         Health Power HMO's health care costs decreased $6.2 million, or 10.8%, to $51.1 million during 1997, from $57.3 million for 1996. Health care costs, stated as a percentage of Health Power HMO's revenues (the "HMO medical loss ratio"), were 95.3% for 1997, as compared to 96.4% for 1996. The decrease in the HMO medical loss ratio was primarily due to a decrease in per member health care costs of 3.2% for Medicaid business during 1997, as compared to the prior year. The foregoing results include increases in health care cost reserves for the fourth quarter in 1997, discussed below, and a single large commercial medical claim of approximately $1.0 million incurred primarily during the second half of 1997.

         Health Power HMO's health care costs include reserve estimates of health care costs incurred but not yet reported or paid. Health Power estimates this reserve amount quarterly and makes adjustments based upon a number of factors, including recent claim payment experience. Adjustments, if necessary, are made to health care costs in the period during which the actual claim costs are ultimately determined. Health Power HMO utilizes an actuarial company to review the adequacy of its reserve estimates. As part of the recent quarterly reserve setting process, Health Power HMO increased its reserve estimate for health care costs by $1.5 million for the fourth quarter of 1997, which increase included adjustments for the settlement of claims from prior quarters. This reserve estimate may be subject to further adjustments in subsequent quarters.

         The Company's selling, general and administrative ("SGA") expenses increased $8.7 million, or 54.6%, to $24.6 million for 1997, from $15.9 million for 1996. CompManagement's SGA expenses increased $10.0 million, or 159.2%, to $16.3 million for 1997, from $6.3 million for 1996. This increase was primarily a result of CompManagement Health Systems' expenditures of $8.2 million in 1997 in connection with the operation of its MCO; it was not operational in 1996. The balance of the increase in SGA expenses was to support the increase in the number of employers contracting for CompManagement's services. Health Power HMO's SGA expenses decreased $1.3 million, or 13.7%, to $8.3 million for 1997, from $9.6 million for 1996. These SGA expenses, stated as a percentage of Health Power HMO's revenues (the "HMO administrative ratio"), were 15.5% for 1997, as compared to 16.2% for 1996. The improvement in Health Power HMO's SGA expenses and HMO administrative ratio was the result of management's implementing a plan of action to turn around the HMO business. Among the actions implemented were a reduction in the number of HMO employees, limited use of contract labor, and cost savings in the areas of professional fees, transportation, and advertising.

         During 1996, the Company elected to write-off the entire purchase price of $5.0 million paid by Health Power HMO to acquire certain contract rights with respect to the ChoiceCare provider agreement with ODHS.

         The Company's interest and other income increased $0.4 million to $1.2 million for 1997, from $0.8 million for 1996. This increase resulted primarily from an increase in other income related to the private label managed care product and an increase in interest income related to increases in the average available investable cash balance.

         The Company had an income tax benefit of $1.6 million for 1997, as compared to $1.8 for 1996. The 1997 tax benefit was the result of the recognition of a deferred tax asset in the amount of $2.2 million, which was offset by tax expense on the Company's income from operations. The recognition of the $2.2 million deferred tax asset was due to the reversal of the valuation allowance established in 1996 for the deferred tax asset, which reversal was based on the Company's return to profitable operations and management's expectations of profitable operations in future periods. This deferred tax asset recognition was recorded in accordance with Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

         As a result of the foregoing, the Company had net income of $3.0 million, or $0.79 per share, diluted, for 1997, as compared to a net loss of $9.5 million, or ($2.49) per share, diluted, for 1996. There were 3,818,465 and 3,810,331 weighted average common diluted shares outstanding at December 31, 1997 and 1996, respectively.

         The Company's management believes that, barring unforeseen circumstances, the Company's operating results on a consolidated basis will continue to be profitable during 1998, primarily because of the operations of CompManagement and CompManagement Health Systems. Health Power HMO's operating results have been and may continue to be adversely affected by the potential occurrence of various factors, such as decreases in capitation rates from ODHS, increases in health care cost, decreases in the size of the Medicaid population, and increases in reserve estimates. While the Company does not anticipate capitation rate reductions from ODHS in 1998, as was experienced in 1995 and 1996, it anticipates only a slight increase in such rates to occur during the second half of 1998. However, there can be no assurance that health care costs will not increase at a rate in excess of such capitation rate increases. Furthermore, because of favorable economic conditions, Ohio has experienced, and continues to experience, a decrease in the number of eligible Medicaid recipients. This decrease in the number of eligible Medicaid recipients may continue to negatively impact Health Power HMO in 1998. Finally, there can be no assurance that reserve estimates will not be subject to adjustments during 1998. Based upon the foregoing factors and the Company's most recent operating projections, it is uncertain at this time whether the operations of Health Power HMO will be profitable in 1998.

         1996 Compared to 1995

         The Company's revenues increased $7.3 million, or 12.5%, to $66.1 million during 1996, from $58.8 million for 1995. CompManagement's revenues increased $1.1 million, or 19.8%, to $6.7 million during 1996, as compared to the prior year, as a result of an increase in the number of employers contracting for its services, and in particular, employers participating in group rating plans. Health Power HMO's revenues increased $6.2 million, or 11.7%, to $59.4 million during 1996, from $53.2 million for 1995. Health Power HMO's Medicaid revenues increased 17.7% during 1996, as compared to the prior year, primarily as a result of a 25.6% increase in member months which was primarily due to the enrollment of the Medicaid recipients previously served by ChoiceCare, which more than offset a 6.3% decrease in the revenue per member months. Health Power HMO's commercial revenues decreased 2.8% during 1996, as compared to the prior year, primarily as a result of a 3.2% decrease in the revenue per member month. The decrease in the Medicaid revenue per member month resulted from the July 1, 1996 capitation rate reduction of approximately 12% from ODHS. The decrease in the commercial revenue per member month was the result of a competitive and price sensitive commercial marketplace.

         Health Power HMO's health care costs increased $11.0 million, or 23.9%, to $57.3 million during 1996, from $46.2 million for 1995. The 1996 results included a fourth quarter adjustment in which Health Power HMO decreased its health care costs by approximately $1.0 million to record retention of risk-sharing funds previously accrued for payment to its primary care physicians. The HMO medical loss ratio was 96.4% for 1996, as compared to 86.9% for 1995. The increase in the HMO medical loss ratio was primarily due to increases in per member health care costs of 14.0% and 2.6% for commercial and Medicaid business, respectively, during 1996, as compared to the prior year, along with the aforementioned 3.2% decrease in per member commercial revenue and the 6.3% decrease in per member Medicaid revenue during the same period. The decrease in the commercial per member revenue was attributable to rate decreases based upon the competitive and price sensitive commercial marketplace during 1996. The decrease in the Medicaid per member revenue was attributable to decreases in the capitation rates from ODHS. The capitation rates from ODHS are fixed in advance of each year's agreement, and Health Power HMO is unable to adjust such rates during the contract term. ODHS bases its rates, in part, on its estimates of Medicaid health care costs increases. During 1996, Health Power HMO experienced health care cost increases at rates in excess of the ODHS cost estimates.

         The Company's SGA expenses increased $2.3 million, or 16.9%, to $15.9 million for 1996, from $13.6 million for 1995. CompManagement's SGA expenses increased $1.7 million, or 38.3%, to $6.3 million for 1996, from $4.5 million for 1995. This increase was primarily the result of expenses incurred by CompManagement Health Systems in connection with the development of its MCO operations and increases in CompManagement's selling commissions. Health Power HMO's SGA expenses increased $0.6 million, or 6.1%, to $9.6 million for 1996, from $9.1 million for 1995. This increase was primarily the result of expenses incurred in connection with obtaining NCQA accreditation and expansion into the Northeast service area. The HMO administrative ratio was 16.2% for 1996, as compared to 17.0% for 1995. The improvement in the HMO administrative ratio was due to the achievement of certain operating efficiencies as fixed overhead costs and expenses were allocated over a larger membership base due to the increase in membership resulting from the ChoiceCare transaction.

         During 1996, Health Power HMO acquired certain contract rights from ChoiceCare for a purchase price of $5.0 million. This acquisition enabled the Medicaid recipients previously served by ChoiceCare to be automatically enrolled in Health Power HMO as of July 1, 1996. Because of the nature of the intangible asset acquired, the Company elected to write-off the entire purchase price in 1996.

         The Company's interest and other income decreased $0.3 million to $0.8 million for 1996, from $1.2 million for 1995. This decrease resulted primarily from a decrease in interest income caused by decreases in the average available investable cash balance combined with reduced interest yields. The decrease in the average available investable cash balance was primarily the result of the payment of the $5.0 million purchase price for the acquisition of the ChoiceCare contract rights at the end of the second quarter of 1996 and the operating losses sustained during the year.

         The Company had an income tax benefit of $1.8 million for 1996, as compared to an income tax benefit of $14,000 for 1995. This tax benefit was the result of a loss from operations of $12.1 million.

         As a result of the foregoing, the Company sustained a net loss of $9.5 million, or $(2.49) per share, diluted, for 1996, as compared to net income of $96,000, or $0.03 per share, diluted, for 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company finances its operations through internally generated funds, and its principal sources of cash have been contract and MCO revenues from CompManagement and CompManagement Health Systems, respectively, premium revenues from Health Power HMO, and investment income. The Company's principal capital needs are to fund ongoing operations and to maintain necessary regulatory capital. At December 31, 1997, the statutory net worth of Health Power HMO was $577,350, which did not meet Ohio's minimum statutory net worth requirements in effect on such date. Furthermore, the minimum statutory net worth dollar amount requirement was increased to $1.7 million effective as of January 1, 1998. See Footnote 14 of the Notes to the Consolidated Financial Statements contained in
Item 8 of this Form 10-K. Health Power HMO has submitted a corrective action plan to ODI outlining the proposed actions to be undertaken by the HMO to bring it in compliance with the minimum statutory net worth requirements. The corrective action plan is currently under review by ODI. Health Power HMO had been placed under supervision by ODI in December 1996, because of its failure to satisfy the minimum statutory net worth requirements. It was released from supervision in March 1997, after satisfying ODI's release requirements. This increased minimum statutory net worth requirement will place an additional burden on the Company's capital needs during 1998.

         At December 31, 1997, the Company had working capital of $2.0 million, as compared to working capital of $1.6 million at December 31, 1996. At December 31, 1997, cash and cash equivalents were $8.4 million, a decrease of $5.5 million from $13.9 million at December 31, 1996. This decrease was attributable primarily to a decrease in cash from operating activities of $3.7 million and a decrease in cash from investing activities of $1.8 million. The Company's cash and cash equivalents do not include statutory cash deposits segregated as required by ODI and ODHS. These deposits of $0.4 million as of December 31, 1997, are included with other assets on the balance sheet.

         CompManagement has entered into a lease agreement to lease a 70,000 square foot building in Dublin, Ohio, and began occupying this space in November 1997. The lease is for a term of 15 years, provides for annual rents ranging from $251,864 in year one to $953,312 in year eight and thereafter, and requires CompManagement to pay all operating expenses for the building. The lease also provides for, among other things, three renewal options of five years each, an option to purchase the building, and a right of first offer with respect to the sale of the building. The lease restricts CompManagement's ability to distribute funds and/or assets to the Company or another affiliate unless CompManagement meets certain tangible net worth requirements.

         Net cash used in operating activities was $3.7 million for 1997, as compared to net cash used in operating activities of $5.1 million during 1996. In 1997, changes in cash flow from operations were primarily due to changes in net earnings, deferred income taxes, and changes in current assets and current liabilities. Many of these fluctuations are due to timing of cash receipts or payments. Because premium payments received prior to the month of coverage are recorded as deferred revenues, the extent of such receipts can cause fluctuations in the total amount of cash from month-to-month.

         As previously discussed, the Company's management believes that, barring unforeseen circumstances, the Company's operating results on a consolidated basis will continue to be profitable during 1998. The Company believes that internally generated funds will be sufficient to support the Company's ongoing operations and satisfy regulatory capital requirements during 1998.

INFLATION

         Historically, health care costs have risen at a higher rate than the general rate of inflation. The Company believes that its cost containment procedures and contractual arrangements with providers mitigate, but do not wholly offset, the effects of health care cost inflation on its operating results. While the Company does not anticipate capitation rate reductions from ODHS in 1998, as was experienced in 1995 and 1996, it anticipates only a slight increase in such rates to occur during the second half of 1998. There can be no assurance that health care costs will not increase at a rate in excess of such capitation rate increases. Because of the foregoing, the Company may be unable to offset the adverse effects of inflationary health care cost increases to its operations.

YEAR 2000 COMPLIANCE

         The Year 2000 Issue is the result of computer programs having been written using two digits rather than four to define the applicable year. Any of the computer programs used by the Company or its subsidiaries that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of uncertain duration in the Company's operations, including, among other things, an inability to process transactions or engage in normal business activities. The Company's management currently does not believe that the cost of addressing the Year 2000 Issue will materially effect the Company's business, operations, or financial condition or will require material expenditures of capital for Year 2000 compliance.

FORWARD LOOKING STATEMENTS; CERTAIN FACTORS AFFECTING FUTURE RESULTS

         Any forward looking statements contained in this Form 10-K or any other reports or documents prepared by the Company or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance.

         DEPENDENCE UPON MEDICAID PROGRAM

         Health Power HMO participates in the OWF Medicaid program through its contract with ODHS. Under this contract, Health Power HMO is paid a fixed monthly capitation rate from ODHS for each Medicaid recipient enrolled in its HMO. This capitation rate was reduced by approximately 5% in 1995 and further reduced by approximately 12% in 1996. Although increased by approximately 4% in 1997, there can be no assurance that the capitation rates under this contract will not be reduced in the future. The current contract with ODHS expires in September 1998, and there can be no assurance that this contract will be renewed upon its expiration. For the years ended December 31, 1997, 1996, and 1995, Medicaid revenues represented approximately 56%, 67%, and 64%, respectively, of the Company's consolidated revenues. The loss of this contract or further reductions in capitation rates paid by ODHS would have a material adverse effect on the Company's business, financial condition, and operations. Furthermore, because of favorable economic conditions, Ohio experienced a 13% decrease in the number of eligible Medicaid recipients enrolled in the OWF Program during 1997. This decrease has impacted Health Power HMO by a loss of Medicaid membership during the latter half of 1997 caused by involuntary terminations. Involuntary terminations relate to members who are no longer eligible to receive Medicaid benefits. The decrease in the number of eligible Medicaid recipients may continue to negatively impact Health Power HMO in 1998.

         DEPENDENCE UPON HEALTH PARTNERSHIP PROGRAM

         CompManagement Health Systems participates in Ohio's Health Partnership Program through its contract with OBWC. This contract is for a two-year term expiring in March 1999. There can be no assurance that OBWC will renew this contract when it expires. Furthermore, OBWC may at any time initiate proceedings to decertify CompManagement Health Systems as an MCO if CompManagement Health Systems fails to satisfactorily perform its duties under the contract, and if such decertification occurs, the contract will automatically terminate. Finally, 50% of the fees payable under this contract are subject to the attainment of certain objective and subjective performance measurements established by OBWC. There can be no assurance that CompManagement Health Systems will be able to meet all or any of these performance measurements. This contract accounts for all of its revenues, which revenues were $11.3 million in 1997. For the year ended December 31, 1997, CompManagement Health Systems' revenues represented approximately 14.9% of the Company's consolidated revenues. The loss of this contract or the failure to significantly satisfy the performance measurements under the contract would have a material adverse effect on the Company's business, financial condition, and operations.

         DEPENDENCE UPON GROUP RATING PLANS

         CompManagement provides administrative services for group rating plans for over 35 trade associations, which include approximately 12,000 employers. Each association and employer administrative agreement is typically for a one-year service period. Revenues from group rating plans represented approximately 58% of CompManagement's 1997 revenues, with three trade associations accounting for approximately 41% of such revenues. There can be no assurance that the agreements with these three trade associations or any other associations or employers will be renewed upon their expiration, or if renewed, upon terms favorable to CompManagement. The failure to renew one or more of the contracts with these three trade associations could have a material adverse effect upon the Company's revenues.

         GOVERNMENT REGULATION

         Each of the Company's operating subsidiaries are subject to regulation by governmental agencies or are otherwise dependent upon plans or programs administered by governmental agencies. These governmental plans and programs have been implemented pursuant to state statutes and regulations and, in the case of Medicaid, federal statutes and regulations. Health Power HMO is subject to extensive regulation by various state agencies relating to, among other things, scope of benefits, premium rates, quality assurance procedures, enrollment requirements and financial condition. CompManagement Health Systems is subject to extensive regulation by OBWC relating to the operation of its MCO. Any changes to Ohio's statutes or regulations applicable to group rating plans or the Health Partnership Program, or interpretations of these statutes and regulations by OBWC, could have a material adverse effect upon the revenues and operations of CompManagement and CompManagement Health Systems. Any changes to the Medicaid program could have a material adverse effect upon the revenues and operations of Health Power HMO. There can be no assurance that the Company's subsidiaries will be able to continue to maintain required regulatory authority or that regulatory changes will not have an adverse impact on the Company in the future.

         CONTROL OF HEALTH CARE COSTS

         Health Power HMO's profitability is dependent, in part, upon its ability to predict and control health care costs. Health care costs are affected by a variety of factors that are difficult to predict and not entirely within Health Power HMO's control, including the severity and frequency of claims. Health care cost inflation, new technologies, natural disasters, epidemics and other external factors may adversely affect Health Power HMO's ability to control the costs of providing health care services. Although Health Power HMO attempts to control these health care costs through a variety of techniques, including capitation and fee schedule arrangements with primary care physicians and other providers, advance approval for elective hospital admissions, utilization review, appropriate underwriting criteria, quality assurance programs and reinsurance arrangements, there can be no assurance that Health Power HMO will be successful in its efforts to control these costs in the future.

         ESTIMATION OF UNPAID CLAIMS; SEVERITY OF CLAIMS; POTENTIAL LIABILITY

         Health Power HMO's health care costs include estimates of health care costs incurred but not yet reported ("IBNR"). Health Power HMO estimates its IBNR health care costs based on a number of factors, including hospital admission data and prior claims experience. Adjustments, if necessary, are made to health care costs in the period during which the actual claim costs are ultimately determined. Health Power HMO utilizes an independent actuary to review the adequacy of its IBNR estimates. The Company believes that such IBNR estimates are adequate to satisfy Health Power HMO's ultimate claims liability. However, there can be no assurance as to the adequacy of such IBNR estimates or that adjustments to such IBNR estimates will not have a material adverse affect on the Company's operations.

         The occurrence of certain severe medical claims by HMO members cannot be predicted with any certainty. In order to protect itself against severe claims with respect to its commercial members, Health Power HMO maintains reinsurance coverages in amounts it believes adequate for its commercial business. However, there is a risk that, because of average daily maximum limitations, Health Power HMO could be responsible for hospital costs in excess of its deductible, which is currently $75,000. Health Power HMO also maintains, as required by ODHS, stop-loss insurance with respect to its Medicaid members. No assurance can be given as to the future availability or cost of such reinsurance or stop-loss coverage or that losses or risks will be maintained within the limits of such coverage. Notwithstanding the maintenance of reinsurance coverage, the severity of claims, in particular by Health Power HMO's commercial members, could have a material adverse effect on the Company's operations.

         Health Power HMO is also subject to the risk of other claims normally associated with the operation of an HMO, including claims resulting from decisions regarding providers, medical circumstances or necessity of treatment, including failure to approve medical procedures or hospital admissions, claims against Health Power HMO for malpractice by providers in its network, claims for failure to provide coverage or wrongful termination of coverage, claims resulting from other issues with employer groups, members or providers and other general liability claims. Various claims have recently been made against other HMOs to expand the liability of the HMO to include damages arising from a member's failure to obtain medical treatment due to the HMOs refusal of coverage or the negligence of providers with whom the HMO directly or indirectly contracts. Certain legislation currently before the Ohio General Assembly includes provisions expanding liability of managed health care companies to include damages arising from a member's failure to obtain medical treatment due to the HMOs refusal of coverage. Although Health Power HMO maintains malpractice and general liability insurance and requires its providers to maintain malpractice insurance, there is a risk that claims could exceed or not be covered by insurance.

         DEPENDENCE ON KEY PERSONNEL

         The operations of Health Power HMO is highly dependent upon the efforts of certain key personnel, particularly Dr. Bernard F. Master, who serves as both its chief executive officer and chief operating officer. The operations of CompManagement and CompManagement Health Systems are highly dependent upon the efforts of certain key personnel, particularly Robert J. Bossart, Jonathan R. Wagner, and Richard T. Kurth. The loss of the services of any of these individuals could have a material adverse effect on the operations of the Company. The Company or one of its subsidiaries has employment agreements with each of these individuals.

         COMPETITION

         The Company's subsidiaries each operate in industries which are highly competitive. Each of the Company's subsidiaries compete with numerous types of competitors, many of which have greater financial and other resources. Additional competitors may enter the Company's areas of operations in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable at this time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements, including the Notes to Consolidated Financial Statements and the Report of Independent Accountants, appear following this page. Supplemental data is omitted because it is not applicable to the Company.

                      HEALTH POWER, INC., AND SUBSIDIARIES

              REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
Health Power, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Health Power, Inc., and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 14 to the financial statements, at December 31, 1997, the Company's HMO subsidiary did not meet minimum statutory net worth and admitted asset requirements as established by the Ohio Department of Insurance.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Power, Inc., and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                     COOPERS & LYBRAND, L.L.P.


Columbus, Ohio
March 10, 1998

HEALTH POWER, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31, 1997 and 1996

                    ASSETS                       1997             1996
Current assets:
    Cash and cash equivalents                $ 8,427,483     $13,928,640
    Accounts receivable, net                   5,277,502       2,257,390
    Prepaid expenses and other                   430,043         151,732
    Income taxes refundable                                    1,794,919
    Deferred income taxes, net                   787,426
                                             -----------     -----------

      Total current assets                    14,922,454      18,132,681
                                             -----------     -----------

Property and equipment, at cost:
    Land                                         152,640         152,640
    Buildings and leasehold improvements       1,413,492       1,252,654
    Furniture, equipment and software          3,577,596       2,447,919
                                             -----------     -----------

                                               5,143,728       3,853,213

         Less accumulated depreciation         1,992,624       1,460,535
                                             -----------     -----------

                                               3,151,104       2,392,678
                                             -----------     -----------

Deferred income taxes, net                     1,403,176

Deposits and other assets                      1,040,876         543,218
                                             -----------     -----------

      Total assets                           $20,517,610     $21,068,577
                                             ===========     ===========



Contined

HEALTH POWER, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31, 1997 and 1996

            LIABILITIES AND STOCKHOLDERS' EQUITY                                     1997              1996

Current liabilities:
    Health care costs payable                                                   $  6,688,029      $ 10,896,149
    Deferred revenues:
      HMO                                                                          3,403,687         3,753,608
      Consulting                                                                     498,806         1,028,944
    Accounts payable                                                               1,801,394           665,779
    Taxes payable                                                                    218,547
    Accrued expenses and other current liabilities                                   342,326           205,516
                                                                                ------------      ------------

      Total current liabilities                                                   12,952,789        16,549,996
                                                                                ------------      ------------

Commitments and contingencies (Notes 6 and 9)

Stockholders' equity:
    Preferred stock, par value of $.01 per share, 5,000,000 shares authorized; none issued
    Commonstock, par value of $.01 per share, 10,000,000 shares authorized;
          3,820,498 and 3,810,331 shares issued
         and outstanding, respectively                                                38,205            38,104
    Additional paid-in capital                                                    10,743,643        10,711,292
    Accumulated deficit                                                           (3,217,027)       (6,230,815)
                                                                                ------------      ------------

      Total stockholders' equity                                                   7,564,821         4,518,581
                                                                                ------------      ------------

      Total liabilities and stockholders' equity                                $ 20,517,610      $ 21,068,577
                                                                                ============      ============


The accompanying notes are an integral part of the consolidated financial statements.

HEALTH POWER, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 1997, 1996 and 1995

                                                              1997            1996              1995

Revenues:
    Medicaid                                              $42,819,206     $ 44,246,928      $ 37,587,138
    Commercial                                             10,811,320       15,167,341        15,602,926
    Contract                                               22,182,644        6,671,679         5,571,118
                                                          -----------     ------------      ------------

                                                           75,813,170       66,085,948        58,761,182
                                                          -----------     ------------      ------------

Expenses:
    Health care costs, net                                 51,091,217       57,287,623        46,242,509
    General and administrative                             24,569,825       15,888,246        13,594,520
    Membership acquisition                                                   5,000,000
                                                          -----------     ------------      ------------

                                                           75,661,042       78,175,869        59,837,029
                                                          -----------     ------------      ------------

      Income (loss) from operations                           152,128      (12,089,921)       (1,075,847)

Interest income and other, net                              1,220,750          833,723         1,158,298
                                                          -----------     ------------      ------------

      Income (loss) before income taxes                     1,372,878      (11,256,198)           82,451

Federal, state and local income tax benefit                 1,640,910        1,772,834            13,666
                                                          -----------     ------------      ------------

      Net income (loss)                                   $ 3,013,788     $ (9,483,364)     $     96,117
                                                          ===========     ============      ============

Net income (loss) per common share, basic and diluted     $      0.79     $      (2.49)     $       0.03
                                                          ===========     ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

HEALTH POWER, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

for the years ended December 31, 1997, 1996 and 1995

                                                                                              RETAINED
                                                                                              EARNINGS
                                           COMMON STOCK         ADDITIONAL      UNEARNED      (ACCUMU-     TOTALSTOCK-
                                     -------------------------    PAID-IN      COMPENSA-        LATED        HOLDERS'
                                       SHARES       AMOUNT        CAPITAL         TION        DEFICIT)        EQUITY
                                     -----------  ------------  ------------   -----------   ------------  -------------
 Balance at December 31, 1994         3,809,279       $38,093   $10,612,327    $(53,188)    $ 3,156,432   $ 13,753,664

    Issuance of common stock--
         employee stock option
         plan                             1,052            11        11,561                                      11,572

    Tax benefit on incentive
         stock option plan                                           87,404                                      87,404

    Earned compensation--
         incentive stock bonus
         plan                                                                    53,188                        53,188

    Net income                                                                                    96,117         96,117
                                     ----------       -------   -----------    --------      -----------   ------------

 Balance at December 31, 1995         3,810,331        38,104    10,711,292                    3,252,549     14,001,945

    Net loss                                                                                  (9,483,364)    (9,483,364)
                                     ----------       -------   -----------    --------      -----------   ------------

 Balance at December 31, 1996         3,810,331        38,104    10,711,292                   (6,230,815)     4,518,581

 Issuance of common stock--
       director stock award              10,167           101        32,351                                      32,452
            plan

    Net income                                                                                 3,013,788      3,013,788
                                     ----------       -------   -----------    --------      -----------   ------------

 Balance at December 31, 1997        $3,820,498       $38,205   $10,743,643    $             $(3,217,027)  $  7,564,821
                                     ==========       =======   ===========    ========      ===========   ============


The accompanying notes are an integral part of the consolidated financial statements.

HEALTH POWER, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 1997, 1996 and 1995

                                                                   1997              1996             1995

Cash flows from operating activities:
    Net income (loss)                                          $ 3,013,788      $(9,483,364)     $    96,117
    Adjustments to reconcile net income (loss) to net
          cash (used in) provided by operating
         activities:
      Depreciation                                                 532,090          359,855          202,242
      Loss (gain) on disposal of property and
         equipment                                                                  209,226             (751)
      (Increase) decrease in deferred income taxes              (2,190,602)         705,258          (39,395)
      Issuance of common stock for director stock
            award plan                                              32,452
      Incentive stock bonus plan                                                                     140,592
      Changes in current assets and current liabilities:
         Increase in accounts and notes receivable              (3,020,112)        (350,279)        (634,086)
         (Increase) decrease in prepaid expenses and other        (278,311)          (5,200)          40,304
         Decrease (increase) in income taxes refundable          1,794,919       (1,389,275)        (405,644)
         (Decrease) increase in health care costs payable       (4,208,120)       4,111,797         (125,211)
         Decrease in capitation costs withheld                                     (437,303)        (105,150)
         (Decrease) increase in deferred revenues                 (880,059)       1,078,747        3,435,188
         Increase in accounts payable                            1,135,615          151,003          293,411
         Increase (decrease) in taxes payable                      218,547                          (719,756)
         Increase (decrease) in accrued expenses and
              other liabilities                                    136,810          (75,010)        (476,306)
                                                               -----------      -----------      -----------

      Net cash (used in) provided by operating
         activities                                             (3,712,983)      (5,124,545)       1,701,555
                                                               -----------      -----------      -----------

Cash flows (used in) provided by investing activities:
    Purchase of property and equipment, net                     (1,290,516)        (509,721)      (2,360,380)
    Proceeds from sale of property and equipment                                     99,000
    Deposits and other assets                                     (497,658)         (28,987)         (80,393)
                                                               -----------      -----------      -----------


      Net cash used in investing activities                     (1,788,174)        (439,708)      (2,440,773)
                                                               -----------      -----------      -----------


Continued
                                                                             6

HEALTH POWER, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           1997              1996              1995

Cash flows provided by financing activities:
    Issuance of common stock for cash                                                      $     11,572
                                                                                           ------------

      Net cash provided by financing activities                                                  11,572
                                                       ------------      ------------      ------------

      Net decrease in cash and cash equivalents          (5,501,157)       (5,564,253)         (727,646)

Cash and cash equivalents, beginning of year             13,928,640        19,492,893        20,220,539
                                                       ------------      ------------      ------------

      Cash and cash equivalents, end of year           $  8,427,483      $ 13,928,640      $ 19,492,893
                                                       ============      ============      ============

Supplemental disclosures of cash flow information:
      Income taxes paid                                $    309,838                        $  1,329,860
                                                       ============                        ============


The accompanying notes are an integral part of the consolidated financial statements.

HEALTH POWER, INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


  1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       A. DESCRIPTION OF OPERATIONS: Health Power, Inc. (the Company) is a Delaware holding company that operates Health Power HMO, Inc., a health maintenance organization (HMO) in and around the Columbus, Cincinnati, Dayton, Cleveland and Youngstown, Ohio, areas for Medicaid recipients primarily enrolled in the Ohio Works First/Healthy Start
          (OWF) programs, as well as for commercial members. The HMO has a one-year accreditation from the National Committee for Quality Assurance (NCQA), which expires March 26, 1999. The Company also provides full-service workers' and unemployment compensation consulting services through its CompManagement, Inc. (CompManagement) subsidiary (see Note 2) to employers in the State of Ohio. Effective March 1, 1997, CompManagement Health Systems, Inc., a subsidiary of CompManagement, began operations as a managed care organization for the Ohio Bureau of Workers' Compensation (OBWC).

       B. BASIS OF PRESENTATION: The accompanying consolidated financial statements are presented in accordance with generally accepted accounting principles (GAAP). The Company's HMO subsidiary is subject to regulation by the Ohio Department of Insurance (the Department) and is required to file separate financial statements with the Department prepared in accordance with prescribed or permitted statutory accounting practices. Such practices differ in certain respects from GAAP. Significant statutory differences relate to certain assets designated as "nonadmitted", principally intercompany accounts and prepaids (which are charged directly to surplus) and deferred federal income taxes both of which are not recognized for statutory reporting purposes.

       C. PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

       D. CASH EQUIVALENTS: It is the policy of the Company to classify investments with original maturities of three months or less as cash equivalents. Cash equivalents at December 31, 1997 include $6,555,000 deposited in an overnight sweep account and $96,716 invested in a money market fund.

       E. PROPERTY AND EQUIPMENT: Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 25 years.

          Expenditures for major betterments are capitalized, and expenditures for repairs and maintenance are charged to operations as incurred. When property and equipment are retired or sold, the cost and related accumulated depreciation and amortization are removed from the accounts, with any gain or loss reflected in operations.

HEALTH POWER, INC., AND SUBSIDIARIES

       F. REVENUES: Commercial and Medicaid revenues consist primarily of amounts earned under contracts with commercial groups and the Ohio Department of Human Services (ODHS) for Medicaid recipients. Such amounts are recognized when earned. Amounts received prior to the month of service are recorded as deferred revenues. Effective February 24, 1997, the Company gave notice to cancel its contract to provide services for a commercial group in the Dayton area; therefore, health care coverage for that group ceased on March 1, 1997. This group accounted for approximately 15% of the HMO's commercial revenue during 1996. In addition, effective December 1, 1997, the State of Ohio commercial group coverage for the remaining Columbus and Cincinnati areas were cancelled. For the year ended December 31, 1997, commercial group premiums from the State of Ohio approximated 63% of the Company's commercial revenues.

          Contract revenues are derived from claims management, administrative, consulting services, and managed care administration services which are recorded as earned based on the requirements and duration of the related contract. Revenue from the managed care administration services are recognized on a monthly basis based on the contracted administrative fee with the OBWC. In addition, contract revenue earned is recorded for some incentive awards when the claims are processed to which the incentive is related and a bonus award is recorded in the year earned. Revenue on certain contracts has been deferred and is recognized into income on a pro rata basis over the related contract periods, which typically range between 3 and 12 months. Commission expense associated with these contracts is also deferred and recognized into expense on a pro rata basis over the related contract periods. For services related to group rating contracts, fees are paid to the group's sponsor and netted against contract revenues. For the year ended December 31, 1997, contract revenue from a major client approximated 32% of the Company's contract revenue.

       G. HEALTH CARE COSTS: Health care costs include primary care and physician-related costs and hospital costs. Primary care and physician-related costs represent expenses incurred under contracts and arrangements with health care providers in rendering services to enrollees. Such costs include fee-for-service amounts and capitation (a monthly fixed fee per enrollee) recognized in providing medical, vision, pharmacy and other health care services. Hospital costs are recognized when hospital services are provided to enrollees and include stop-loss insurance coverage premiums, net of recoveries (see
          Note 7). Such expenses are recognized as incurred, except as noted below.

          Primary care and physician-related costs and hospital costs include management's estimate of services provided but not reported at year-end and expected future losses on contracts in effect at year-end. The Company recognizes expected future contract losses when it is probable that expected future health care costs and maintenance costs under a group of existing contracts will exceed anticipated future premiums and stop-loss insurance recoveries on those contracts. The reserve for expected future contract losses is approximately $11,853 and $266,175 as of December 31, 1997 and 1996, respectively, and

HEALTH POWER, INC., AND SUBSIDIARIES
          is included with health care costs payable. The methods of making such estimates and for establishing the resulting liabilities are continually reviewed and updated based on current circumstances, and any adjustments resulting therefrom are currently reflected in operations. It is reasonably possible that circumstances impacting these estimates may change in the near term.

          Stop-loss reinsurance premiums are reported as health care costs and recoveries are reported as a reduction of health care costs.

       H. INCOME TAXES: Deferred income tax assets and liabilities are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates recognized as income or expense in the period that includes the enactment date.

       I. MEMBERSHIP ACQUISITION COSTS: Effective June 30, 1996, the HMO acquired by assignment from ChoiceCare Health Plans, Inc., an Ohio corporation (ChoiceCare), certain contract rights with respect to ChoiceCare's provider agreement with the ODHS. Under that provider agreement, ChoiceCare previously provided health care services to OWF Medicaid recipients residing in Hamilton County, Ohio. Through its acquisition of such contract rights, approximately 12,000 OWF Medicaid recipients previously served by ChoiceCare were enrolled in the Company's HMO effective July 1, 1996. The purchase price for the contract rights assigned to the Company's HMO was $5 million and was charged to operations in 1996.

       J. STOCK-BASED COMPENSATION: The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations in accounting for its stock-based compensation plans. In 1995, the FASB issued Statement of Financial Accounting Standards
          (SFAS) No. 123, Accounting for Stock-Based Compensation which is effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, companies may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under APB No. 25. The Company has elected to continue to apply the provisions of APB No. 25 (see
          Note 12).

          The Company provides a director stock award plan to the directors of Health Power, Inc., Health Power HMO, Inc., and CompManagement, Inc. Under this plan, the directors elect percentages of their director fees to be paid in cash or in stock of Health Power, Inc. Payment of the director fees is made subsequent to attendance of the respective meeting. In 1997, the Company issued 10,167 shares of common stock with a market value of $32,452 to the directors. The Company records the expense in the year the stock is issued.

HEALTH POWER, INC., AND SUBSIDIARIES

       K. USE OF ESTIMATES: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       L. NEW ACCOUNTING PRONOUNCEMENTS: Effective December 31, 1997, Health Power, Inc., adopted SFAS No. 128, Earnings Per Share. The statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock (see Note 17). All reported prior period earnings per share information has been restated in accordance with SFAS No. 128.

          In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting of comprehensive income and its components in a full set of general-purpose financial statements. Health Power, Inc. will be required to adopt this statement as of January 1, 1998. The impact of the statement on Health Power, Inc.'s financial statements is not expected to be material.

          In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. This statement provides guidance for the way public enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. It also requires certain related disclosures about products and services, geographic areas and major customers. The segment and other information disclosure are required for the year ended December 31, 1998. The Company will adopt this standard beginning in 1998, and the segments currently presented will not change.



  2.   MERGER OF COMPMANAGEMENT, INC.:

       On July 21, 1995, CompManagement was merged with and into the Company, and 634,878 shares of the Company's common stock were issued in exchange for all the outstanding common stock of CompManagement. The merger has been accounted for as a pooling of interests, and the financial statements for 1995 have been restated to include CompManagement.

HEALTH POWER, INC., AND SUBSIDIARIES

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
                                                    -----------

                                                    $ 1,093,714
                                                    ===========

  3.   ACCOUNTS RECEIVABLE:

       Accounts receivable consist of the following:

                                                             1997              1996
               Primary care providers (Note 11)         $   118,601      $   561,046
               Reinsurance recoverable on paid
                     claims (Note 7)                        203,374          739,487
               Reinsurance recoverable on unpaid
                     claims (Note 7)                        451,666          398,721
               Premiums receivable                          753,004           33,322
               Contract receivables                       3,689,270          425,846
               Other                                        363,020          216,984
                                                        -----------      -----------

                                                          5,578,935        2,375,406
                                                        -----------      -----------

                        Less allowance for doubtful
                         accounts                          (301,433)        (118,016)
                                                        -----------      -----------

                                                        $ 5,277,502      $ 2,257,390
                                                        ===========      ===========



       Accounts receivable from primary care providers primarily represent amounts due for referral claims paid by the Company on behalf of capitated Medicaid primary care providers. Premium receivables include these amounts primarily due from commercial contracts billed during 1997 and 1996, respectively. Contract receivables primarily represent amounts due from the OBWC

HEALTH POWER, INC., AND SUBSIDIARIES
       for incentive and bonus earned of approximately $2,558,500 in the fourth quarter of 1997. The Company maintains an allowance for doubtful accounts when the receivable is deemed uncollectible.

  4.   DEPOSITS AND OTHER ASSETS:

       Deposits and other assets consist of the following:

                                                1997          1996

                Certificates of deposit     $  920,379     $420,381
                Deposits and other             120,497      122,837
                                            ----------     --------

                                            $1,040,876     $543,218
                                            ==========     ========

       Certificates of deposit represent amounts held on deposit or pledged under the terms of the HMO's Certificate of Authority with the Ohio Department of Insurance and the Ohio Department of Human Services.


 5.    HEALTH CARE COSTS PAYABLE:

       Activity in health care costs payable is summarized as follows:


                                               1997              1996
                Balance at January 1       $10,896,149     $  6,754,001
                Incurred related to:
                   Current year             49,511,766       57,441,618
                   Prior year                1,579,451         (153,995)
                                           -----------     ------------

                      Total incurred        51,091,217       57,287,623

                Paid related to:
                   Current year             43,701,340       47,462,999
                   Prior year               11,597,997        5,682,476
                                           -----------     ------------

                      Total paid            55,299,337       53,145,475

                Balance at December 31     $ 6,688,029     $ 10,896,149
                                           ===========     ============

HEALTH POWER, INC., AND SUBSIDIARIES

       The Company's HMO went through a claims vendor conversion at the end of 1996 and into 1997 and due to this conversion the health care costs payable had to be adjusted during 1997.



  6. RISK-SHARING FUNDS AND CAPITATION COSTS WITHHELD:

       In 1997 and 1996, the Company's HMO provided incentives to capitated primary care providers to promote appropriate utilization and control of hospital and ancillary medical costs. These incentives included withholds and risk-sharing funds. Risk-sharing funds were established using budgeted amounts and shared with providers based on actual utilization and health care cost experience.

       The Company's HMO withholds 10%-20% of fees due certain commercial primary care providers and 10% of fees due Medicaid primary care providers as a reserve for potential excessive utilization. The balances in these reserve accounts were retained by the Company or remitted to the providers at the end of the year at the discretion of the Company.

       During 1997 and 1996, the Company elected not to remit any capitation costs withheld and risk-sharing funds. The Company retained $51,097 and $177,105 of capitation costs withheld from commercial primary care providers in 1997 and 1996, respectively, and retained $361,719 and $825,254 of capitation costs withheld from Medicaid primary care providers in 1997 and 1996, respectively. Retained costs were netted against health care costs in the fourth quarter 1997 and 1996.

       In July 1997, the Company's HMO discontinued these incentives for the Medicaid business.



  7.   COMMITMENTS:

       The Company's HMO maintains stop-loss insurance coverage for 85% of inpatient hospital costs in excess of $50,000 ($40,000 prior to April 1, 1996) per Medicaid member, per contract year. The HMO also maintains stop-loss insurance coverage for varying percentages (generally 80%) of inpatient hospital costs in excess of $75,000 per commercial member, per contract year, subject to certain limitations. These reinsurance contracts do not relieve the Company of its obligations to commercial members, and failure of reinsurers to honor their obligations could result in losses to the Company.

       Stop-loss insurance premiums of $1,872,282, $1,848,274 and $1,500,957 are included in health care costs for 1997, 1996 and 1995, respectively. Stop-loss recoveries of $1,178,104, $1,897,806 and $1,248,179 are deducted from health care costs for 1997, 1996 and 1995, respectively.

HEALTH POWER, INC., AND SUBSIDIARIES

       Effective January 1, 1997, the HMO entered into an agreement to outsource the claims adjudication and payment process and other administrative functions related to the HMO's Medicaid and commercial members with a third-party administrator. The HMO incurred approximately $1,358,000 of operating expenses under this agreement as of December 31, 1997. In November 1997, the HMO terminated the original agreement and contracted a new third-party administrator in December 1997. The new administrative and claim processing agreement is for five years beginning on May 1, 1998 and the fees are subject to adjustment at the end of each twelve-month period. The operating expenses to be incurred under these agreements for 1998 is approximately $1,764,000 and for the years 1999 to 2002, at a minimum of approximately $600,000 per year.

       CompManagement is party to employment agreements with certain employees. The agreements call for certain levels of commission expense to be paid by CompManagement to these individuals for selected contract revenue earned over a two-year period, which ended in July 1996. In 1997, CompManagement and CompManagement Health Systems amended the above employee agreements to include certain commissions to be paid to certain employees based on a percent of contract revenue recorded from the managed care administrative services provided to the OBWC and extended the agreement to December 31, 1999. Total commission expense paid in 1997 and 1996 in connection with these agreements was approximately $2,050,000 and $74,000, respectively.



  8.   INCOME TAXES:

       The Company and its subsidiaries file a consolidated federal income tax return.

       The (provision) benefit for income taxes in 1997, 1996 and 1995 consists of the following:

                                1997             1996           1995

               Current      $  (549,692)     $ 2,374,360      $(25,726)
               Deferred       2,190,602         (601,696)       39,392
                            -----------      -----------      --------

                            $ 1,640,910      $ 1,772,664      $ 13,666
                            ===========      ===========      ========

HEALTH POWER, INC., AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



       The significant components of the deferred tax benefit (expense) for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                             1997              1996          1995
               Deferred tax (expense) benefit
                    from change in temporary
                    differences                           $  (266,447)     $ 1,855,353      $39,392
               Reversal (establishment)  of valuation
                    allowance                               2,457,049       (2,457,049)
                                                          -----------      -----------      -------

                                                          $ 2,190,602      $  (601,696)     $39,392
                                                          ===========      ===========      =======

       A reconciliation of the Company's effective income tax rate, as reflected in the consolidated statement of operations, to the statutory federal tax rate is as follows:

                                                             1997            1996            1995
               Federal income tax (expense) benefit
                    at the statutory rate               $  (466,779)     $ 3,795,723      $(28,033)
               State and local income taxes, net
                    of federal tax benefit                 (370,688)         285,769        48,054
               Tax-exempt interest                                            61,762       117,393
               Acquisition costs                                                          (111,286)
               Business meals                               (23,886)         (11,950)      (11,237)
               Reversal (establishment) of
                     valuation allowance                  2,457,049       (2,457,049)
               Other                                         45,214           98,409        (1,225)
                                                        -----------      -----------      --------

                    Effective tax benefit               $ 1,640,910      $ 1,772,664      $ 13,666
                                                        ===========      ===========      ========

HEALTH POWER, INC., AND SUBSIDIARIES

       The components of the net deferred tax asset as of December 31, 1997 and 1996 were as follows:

                                                           1997            1996

               Deferred tax assets:
                  Health care costs payable            $  394,129     $   515,751
                  Membership acquisition                1,589,400       1,707,133
                  Bad debt allowance                      124,172
                  Deferred contract revenue                49,321          61,651
                  Credits carryforward                    216,799         216,799
                  Other                                    18,140          73,109
                                                       ----------     -----------

                                                        2,391,961       2,574,443
                                                       ----------     -----------

               Deferred tax liabilities:
                  Property and equipment                   68,491          63,141
                  Prepaid expenses                        129,679          48,939
                  Other                                     3,189           5,314
                                                       ----------     -----------

                                                          201,359         117,394
                                                       ----------     -----------

                     Net deferred tax asset before
                           valuation allowance          2,190,602       2,457,049
                                                       ----------     -----------

                        Less valuation allowance                0      (2,457,049)
                                                       ----------     -----------

                     Net deferred tax asset            $2,190,602     $         0
                                                       ==========     ===========




Due to the current consolidated profitable operations of the Company, management believes that it is more likely than not that the Company will generate sufficient future taxable income to realize the entire deferred tax asset, therefore, the valuation allowance established in 1996 has been reversed.

At December 31, 1997 the Company had the following net federal investment credits and tax credit carryforwards available:

           Expiration Dates                   Investment Credits                      Tax Credits
           ----------------                   ------------------                      -----------
              1997-1998                             $38,139
             No expiration                                                             $178,660

HEALTH POWER, INC., AND SUBSIDIARIES

  9.   Ohio Department of Human Services Contracts:

       The Company's Medicaid revenue is derived from a contract with the ODHS. The Company's current contract with ODHS expires September 30, 1998. Management expects the ODHS contract to be renewed for the 1998-1999 contract year.

       In January 1998, the Company's HMO has entered into agreements to sell the contract rights for its Medicaid membership in the Youngstown (Mahoning County) and Cleveland (Cuyahoga County) Ohio area. The HMO has agreed to a sales price per Medicaid member of $305 and $325 for the Youngstown contract and Cleveland contract, respectively. These members represent 9% of total Medicaid members at December 31, 1997. In addition, it has entered into an agreement to transfer the contract right for its Butler County Medicaid membership in exchange for contract rights of the unaffiliated entity's Montgomery County Medicaid membership. These transactions are subject to certain conditions and approval of the Department and ODHS. Management expects to complete the transactions in the second quarter of 1998.



  10.  Leases:

       The Company has various operating leases for office space and equipment. The leases have initial terms of up to fifteen years, contain certain escalation clauses, and provide for renewal options for up to 10 years.

       As of December 31, 1997, future minimum rental payments under the leases are as follows:



                 1998                      $ 1,382,415
                 1999                        1,065,304
                 2000                        1,035,301
                 2001                          879,552
                 2002                          840,612
                 Thereafter                  9,152,783
                                           -----------

                                           $14,355,967
                                           ===========



       Rental expense was approximately $967,040, $577,756 and $549,824, for 1997, 1996 and 1995, respectively, which includes $60,460 paid to affiliates for 1995.

HEALTH POWER, INC., AND SUBSIDIARIES

  11.  Related-Party Transactions:

       The Company engages in transactions with medical centers and companies controlled by certain shareholders and directors of the Company and its subsidiaries, which are herein referred to as affiliates or affiliated providers, as follows:

       a. Health Care Providers: During 1997, 1996 and 1995, primary care and physician-related costs of $1,485,107, $2,854,159 and $2,127,691, respectively, resulted from transactions between the Company's HMO and affiliated providers. Such transactions resulted in receivables from related primary care providers of $31,570 and $150,026, as of December 31, 1997 and 1996.

       b. Commercial Revenue: Certain affiliated providers have contracted with the Company's HMO to provide health care services to their employees and dependents. The Company recognized commercial premiums from these affiliated providers in the amounts of $65,793, $137,223 and $152,774 in 1997, 1996 and 1995, respectively.

  12.  Stock Options and Awards:

       a. Stock-Based Compensation Plans: The Company sponsors various stock-based incentive compensation plans (the Plans) for directors and eligible employees. The Company applies APB Opinion 25 and related interpretations in accounting for the Plans. In 1995, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 Accounting for Stock-Based Compensation (SFAS 123) which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plans. Adoption of the cost recognition provisions of SFAS 123 is optional, and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 are required by SFAS 123 and are presented below.

          Under the Plans, the Company is authorized to issue shares of common stock pursuant to "awards" granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options, and other similar stock-based awards to directors and eligible employees of the Company for up to 400,000 common shares of the Company. The Company granted stock options in 1997, 1996 and 1995 under the Plans in the form of incentive stock options and nonqualified stock options. In January 1997, the Company registered 35,000 shares of common stock for the 1996 directors' stock award plan. In February 1998, the Company registered 180,000 shares of common stock under an executive stock option plan.

HEALTH POWER, INC., AND SUBSIDIARIES

       b. Employee and Director Stock Options: The Company granted market price stock options in 1997, 1996 and 1995 to employees and directors. The stock options granted in 1997, 1996 and 1995 have terms of 10 years. The options granted to directors were vested immediately on the grant date. The options granted to employees vest at the rate of 25% per year on each of the first four anniversaries of the date of grant. Options granted to various executives vest 100% at the end of six years (subject to acceleration to a two-year period depending on the performance of the Company or at the discretion of the Compensation Committee). In accordance with APB 25, the Company has not recognized any compensation cost for these stock options granted in 1997, 1996 and 1995.

          A summary of the status of the Company's stock options, and the changes during the years is presented below:

                                               1997                    1996                    1995
                                      ----------------------- -----------------------------------------------
                                                   Weighted                 Weighted                Weighted
                                      # Shares of  Average    # Shares of   Average    # Shares of  Average
                                      Underlying   Exercise   Underlying    Exercise   Underlying   Exercise
                                        Options     Prices      Options      Prices      Options     Prices
                                      ----------- ----------- -----------  ----------------------------------
     Outstanding at beginning of        204,615     $11.49       146,334      $13.43      71,341      $12.22
          year

        Granted                          78,778       3.92        83,512        8.33      92,174       14.22

        Exercised                        26,077       9.02             0           0       1,052       11.00
        Expired                          12,545      11.89        25,231       12.26      16,129       12.75

     Outstanding at the end of year     244,771       9.36       204,615       11.50     146,334       13.43

     Exercisable at end of year          95,124      11.52        75,232       12.25      21,740       12.99

     Weighted-average fair value of
     options granted during year       $   1.83                 $   4.73                $   7.75      $

       The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997, 1996 and 1995, respectively: no dividend yield for all years; risk-free interest rates are different for each grant and range from 5.44% to 7.06%; the expected lives of options are estimated to be five years; and a volatility of 41.97% for 1997 grants and 54.73% for 1996 and 1995 grants.

HEALTH POWER, INC., AND SUBSIDIARIES

       The following table summarizes information about stock options outstanding at December 31, 1997:

                                             Options Outstanding                           Options Exercisable
                                                   Weighted
                                                    Average          Weighted                             Weighted
                                 Number of         Remaining          Average           Number             Average
              Range of          Outstanding       Contractual        Exercise         Exercisable         Exercise
          Exercise Prices       at 12/31/97          Life              Price          at 12/31/97           Price

          $3.25 to 4.00            70,908            9.30             $ 3.92              8,000             $ 3.25

          $7.00 to 9.00            65,925            8.34               8.32             16,837               7.98

          $11.00 to 15.31         107,938            6.92              13.57             70,287              13.30
                                  -------            ----             ------             ------             ------
          $3.25 to $15.31         244,771            7.99             $ 9.36             95,124             $11.52



       c. ProForma Net Income and Net Income per Common Share: Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and net income per common share for 1996 and 1997 would approximate the pro forma amounts below:

                                       As                           As                           As
                                    Reported      Pro Forma      Reported       Pro Forma     Reported       Pro Forma
                                    12/31/97       12/31/97      12/31/96       12/31/96      12/31/95       12/31/95

            Net income (loss)      $3,013,788    $2,904,414     $(9,483,364)   $(9,628,842)  $    96,117    $  (26,724)

            Net income per
            common share,
            diluted                      0.79          0.76          (2.49)         (2.53)          0.03         (0.01)

          The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995.

       d. MedOhio Stock Options: During 1996, the Company entered into a management agreement with Med Ohio Health, Inc., and Med Ohio Health Plan, Inc., to offer a managed care product. In connection with this agreement, MedOhio was granted the option to purchase 25,000 shares of common stock of the Company. Each option has an exercise price of $6.50 per share. This option vests based on performance over the four-year period beginning with the year closing on June 30, 1997 and ending with the year closing on June 30, 2000. At the end of each year within this period, 6,250 options will vest if a predetermined number of new members are added by MedOhio for the year (otherwise, the 6,250 options are forfeited). At June 30, 1997, all 6,250 options were forfeited.

          Each of the options has a fair value of $3.36 for purposes of SFAS
          123. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield; a risk-free interest rate of 6.64%; an expected life of five years; and a volatility of 54.73%. Based on the

HEALTH POWER, INC., AND SUBSIDIARIES
          current status of the Company and MedOhio's performance (number of new members added) to date, the Company has determined that it is likely that the 1997 options will not vest. As a consequence and in accordance with SFAS 123, the Company has not yet recognized any expense for these options. Outstanding options at December 31, 1997 was 18,750 and have a remaining contractual life of five and one-half years and an exercise price of $6.50 per share. In February 1998, the agreement with Med Ohio Health, Inc. was terminated and all available options were forfeited.

  13.  Employee Benefits Plans:

       The Company maintains 401(k) plans for its employees meeting certain age requirements and completing six months to one year of employment. The Company may make discretionary contributions not to exceed 1% and 6% of the participant's compensation for the plan year for Health Power HMO and CompManagement, respectively. The Company's discretionary contributions to the 401(k) plans were approximately $56,308, $37,829 and $40,221 for 1997, 1996 and 1995, respectively.



  14.  Agreements with the Ohio Department of Insurance:

       As of December 31, 1997, Ohio law required HMO's providing both basic and supplemental health care services to maintain statutory net worth in an amount such that admitted assets were equal to at least one hundred and ten percent of liabilities, but in no event less than $500,000. At December 31, 1997, the statutory net worth of the Company's HMO was $577,350, which did not meet these minimum statutory net worth requirements. This failure will cause the Company's HMO to submit a corrective action plan to the Department.

       In June 1997, the General Assembly of the State of Ohio passed legislation which, among other things, requires HMOs that provide both basic and supplemental health care services to maintain, as of January 1, 1998, statutory net worth in an amount such that admitted assets are equal to at least one hundred ten percent of liabilities, but in no event less than $1,700,000, and deposits to be maintained with the Ohio Department of Insurance of $400,000. The HMOs are permitted to phase-in the minimum statutory net worth requirement over a three-year period, beginning January 1, 1998. In addition, the law permits a phase-in of the deposits to be maintained, however, the Company's HMO has met this deposit requirement at December 31, 1997. At January 1, 1998, the Company's HMO did not meet the new statutory net worth requirements.

       Management will provide its corrective action plan to the Department. Additionally, the board of directors has adopted a resolution authorizing and directing the officers of the Company and its subsidiaries to take appropriate action, as may be directed or approved by the Department of Insurance, to increase the HMO's statutory net worth to meet the new minimum net worth requirements.

HEALTH POWER, INC., AND SUBSIDIARIES

       On March 20, 1997, the Company's HMO was released from the December 5, 1996, order of supervision issued by the Department. The release occurred after affiliates of the HMO paid cash and transferred property in payment of, and pledged a certificate of deposit as security for, amounts due to the HMO, which actions satisfied the Department's supervision release requirements.

       Payment of dividends by HMOs is subject to prior approval by the Department when the fair market value of the dividend or distribution, inclusive of any other dividends or distributions made within the preceding 12 months, is in excess of 10% of the HMO's total statutory net worth as of the preceding December 31. As a result of the HMO's failure to meet the statutory net worth requirements at December 31, 1997 and January 1, 1998, no dividends can be paid by the HMO to the Company.



 15.   Initial Public Offering:

       In March 1994, the Company issued 915,060 shares of common stock in connection with an initial public offering.

       In connection with the initial public offering, the Company issued warrants to its underwriters to purchase 30,000 shares of common stock at an exercise price of $13.20. None of the warrants has been exercised as of December 31, 1997. The warrants expire on March 3, 1999.

HEALTH POWER, INC., AND SUBSIDIARIES

 16.   Segments:

       The Company operates in three business segments, HMO, workers' and unemployment compensation consulting services, and managed care services for the OBWC. Separate results of the consolidated Company's segments for the period ended December 31, 1997 are as follows:

                                                                             Managed
                                                             Consulting        Care
                                                  HMO         Services       Services     Eliminations   Consolidations
           Revenues to unaffiliated           $53,630,526    $10,913,374    $11,269,270                    $75,813,170
             customers
           Intersegment revenues                  483,975                                   $(483,975)               0
                                              -----------    -----------    -----------     ---------      -----------

                Total Revenues                 54,114,501    $10,913,374    $11,269,270      (483,975)      75,813,170
                                              ===========    ===========    ===========     =========      ===========

           Operating (loss) profit             (5,471,985)     2,834,801      3,077,625                        440,441
                                              ===========    ===========    ===========     =========      ===========

           General corporate expenses                                                                         (288,313)

           Interest income and other, net                                                                    1,220,750
                                                                                                           -----------

           Income From:
              Continuing operations
              Before income taxes                                                                            1,372,878
                                                                                                           ===========

           Identifiable assets at 12/31/97    $14,837,428    $ 5,406,765    $ 4,615,448    $(4,669,419)    $20,190,227
                                              ===========    ===========    ===========    ===========     ===========

           Corporate assets                                                                                    327,383
                                                                                                           -----------

                Total assets at 12/31/97                                                                   $20,517,610
                                                                                                           ===========



       Operating (loss) profit is total revenue less operating expenses. In computing operating (loss) profit, the following items are not included: general corporate expenses, interest income and expense and income taxes. Depreciation for the HMO, consulting services, and managed care services segments for the year ended December 31, 1997 were $296,334, $142,145, and $74,176, respectively. Capital expenditures for the three segments were $64,181, $515,288 and $628,558, respectively for the year ended December 31, 1997.

       Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash, prepaids and property, plant and equipment.

HEALTH POWER, INC., AND SUBSIDIARIES

  17.  Supplemental Disclosures for Earnings Per Share:

                                                                   1997           1996            1995
               Basic:
                 Earnings:
                    Net income (loss)                          $3,013,788     $(9,483,364)     $   96,117
                                                               ----------     -----------      ----------

                  Shares:
                    Weighted average common shares
                          outstanding                           3,818,465       3,810,331       3,809,757
                                                               ==========     ===========      ==========

               Net income (loss) per common share, basic             0.79           (2.49)           0.03
                                                               ==========     ===========      ==========

               Diluted:
                 Earnings:
                    Net income (loss)                           3,013,788      (9,483,364)         96,117
                                                               ----------     -----------      ----------

                 Shares:
                    Weighted average common shares
                         outstanding                            3,818,465       3,810,331       3,809,757
                    Add: dilutive effect of outstanding
                         options                                   14,185                           9,399
                                                               ----------     -----------      ----------
                    Weighted average common shares
                         outstanding, diluted                  $3,832,650     $ 3,810,331      $3,819,156
                                                               ==========     ===========      ==========

               Net income (loss) per common share, diluted     $     0.79     $     (2.49)     $     0.03
                                                               ==========     ===========      ==========

HEALTH POWER, INC., AND SUBSIDIARIES

 18.   Parent Company Only:

       Condensed balance sheets of Health Power, Inc. (parent company only) as of December 31, 1997 and 1996 and the condensed statements of operations and cash flows for the years ended December 31, 1997, 1996 and 1995 are as follows:


                            CONDENSED BALANCE SHEETS

                                    ASSETS                            1997           1996
               Current assets:
                 Cash and cash equivalents                         $   96,717     $1,472,844
                 Accounts receivable, intercompany, net             1,880,947        455,287
                 Prepaid expenses and other                               417          4,315
                                                                   ----------     ----------

                    Total current assets                            1,978,081      1,932,446

               Investment in subsidiaries, on equity basis          5,586,740      2,586,135
                                                                   ----------     ----------

                    Total assets                                   $7,564,821     $4,518,581
                                                                   ==========     ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

               Stockholders' equity                                $7,564,821     $4,518,581
                                                                   ----------     ----------

                    Total liabilities and stockholders' equity     $7,564,821     $4,518,581
                                                                   ==========     ==========

HEALTH POWER, INC., AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                    1997            1996           1995

               Interest income                                 $    19,975      $   179,907      $ 338,974

               General and administrative expenses                                                  14,500
                                                               -----------      -----------      ---------

                     Income before income taxes and
                          equity in operations of
                          subsidiaries                              19,975          179,907        324,474

               Federal, state and local income tax
                     (expense) benefit                              (6,792)                         72,073
                                                               -----------      -----------      ---------

                     Income before equity in operations
                           of subsidiaries                          13,183          179,907        396,547

               Equity in the income (loss) of subsidiaries       3,000,605       (9,663,271)      (300,430)
                                                               -----------      -----------      ---------

                     Net income (loss)                         $ 3,013,788      $(9,483,364)     $  96,117
                                                               ===========      ===========      =========

HEALTH POWER, INC., AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                        1997             1996              1995
Cash flows from operating activities:
   Net income (loss)                                $ 3,013,788      $(9,483,364)     $    96,117
   Adjustments to reconcile net income (loss)
         to net cash provided
         by (used in):
   Issuance of common stock for director's
        plan                                             32,452
      Incentive stock bonus plans                                                         152,164
      Equity in net (income) loss of
           subsidiaries                              (3,000,605)       9,663,271          300,430
      Deferred income taxes                                              640,715           (5,850)
      Changes in current assets and
           current liabilities:
        Prepaid expenses and other                        3,898           26,500            4,279
        Accounts receivable, intercompany            (1,425,660)        (140,714)        (314,573)
        Accounts payable, intercompany                                                 (1,010,233)
                                                    -----------      -----------      -----------

      Net cash (used in) provided by
           operating activities                      (1,376,127)         706,408         (777,666)
                                                    -----------      -----------      -----------

Cash flows from financing activities:
   Capital infusion to HMO subsidiary                                 (7,500,000)
                                                                     -----------

      Net cash used in financing activities                           (7,500,000)
                                                    -----------      -----------      -----------

      Net decrease in cash and cash equivalents      (1,376,127)      (6,793,592)        (777,666)

Cash and cash equivalents, beginning of
      year                                            1,472,844        8,266,436        9,044,102
                                                    -----------      -----------      -----------

      Cash and cash equivalents, end of
            year                                    $    96,717      $ 1,472,844      $ 8,266,436
                                                    ===========      ===========      ===========


There were no cash dividends paid by the Company's consolidated subsidiaries to the Company in 1997, 1996, or 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Information required under this Item with respect to directors will be contained in the Company's proxy statement to be filed within 120 days of December 31, 1997, and is hereby incorporated herein by reference. Information regarding the executive officers of the Company may be found under the caption "Executive Officers of the Company" in Part I, and is also incorporated by reference into this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 1997, and is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 1997, and is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this Item will be contained in the Company's proxy statement to be filed within 120 days of December 31, 1997, and is hereby incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)   Financial Statements

                  The following financial statements of the Company are included in Item 8:

                  Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996, and 1995
                  Consolidated Statements of Stockholders' Equity for the Years
                           Ended December 31, 1997, 1996, and 1995
                  Consolidated Statements of Cash Flows for the Years Ended
                           December 31, 1997, 1996, and 1995
                  Notes to Consolidated Financial Statements
                  Report of Independent Accountants

         (a)(2)   Financial Statement Schedules

                  All financial statement schedules have been omitted because they are not applicable or the required information is included in the Company's consolidated financial statements or notes thereto.

         (a)(3)   Listing of Exhibits

                                                                        If Incorporated by Reference,
Exhibit                                                                 Document with which Exhibit was
  No.                Description of Exhibit                             Previously Filed with SEC
  ---                ----------------------                             -------------------------------
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

3(b)             Amended and Restated By-Laws of                        Registration Statement on Form S-1,
                 Health Power, Inc.                                     File No. 33-74124 (see Exhibit 3(b)
                                                                        therein).

4                Form of stock certificate.                             Amendment No. 2 to Registration
                                                                        Statement on Form S-1, File No. 33-
                                                                        74124 (see Exhibit 4(b) therein).

10(a)            Provider Agreement between the State                   Annual Report on Form 10-K for the
                 of Ohio, Department of Human                           fiscal year ended December 31,
                 Services, and Health Power HMO, Inc.,                  1995, File No. 0-23220 (see Exhibit
                 dated December 29, 1995, as amended.                   10(a) therein).

10(b)            Agreement between Ohio Bureau of                       Contained herein.
                 Workers' Compensation and
                 CompManagement Health Systems, Inc.,
                 dated February 14, 1997,
                 as amended February 12, 1998.

10(c)            Form of Indemnification Agreement                      Registration Statement on Form S-1,
                 between Health Power, Inc. and each of                 File No. 33-74124 (see Exhibit 10(i)
                 its officers and directors.                            therein).

10(d)            Primary Care Provider Agreement                        Annual Report on Form 10-K for the
                 between Over The Rhine Family Care,                    fiscal year ended December 31,
                 Inc. and Health Power of Columbus,                     1995, File No. 0-23220 (see Exhibit
                 Inc., dated July 1, 1994.                              10(f) therein).

10(e)            Primary Care Provider Agreement                        Annual Report on Form 10-K for the
                 between Fairmont Family Practice and                   fiscal year ended December 31,
                 Health Power HMO, Inc., dated                          1995, File No. 0-23220 (see Exhibit
                 December 1, 1995.                                      10(g) therein).

10(f)            Primary Care Provider Agreement                        Registration Statement on Form S-1,
                 between Parsons Avenue Medical Clinic                  File No. 33-74124 (see Exhibit 10(o)
                 and Health Power of Columbus, Inc.,                    therein).
                 dated January 19, 1984.

                                                                        If Incorporated by Reference,
Exhibit                                                                 Document with which Exhibit was
  No.                Description of Exhibit                             Previously Filed with SEC
  ---                ----------------------                             -------------------------------
10(g)            Primary Care Provider Agreement                        Registration Statement on Form S-1,
                 between Westland Family Practice                       File No. 33-74124 (see Exhibit 10(p)
                 Associates, Inc. and Health Power of                   therein).
                 Columbus, Inc., dated April 17, 1984.

10(h)            Primary Care Provider Agreement                        Registration Statement on Form S-1,
                 between Schear Family Practice Center                  File No. 33-74124 (see Exhibit 10(q)
                 East and Health Power of Dayton, Inc.,                 therein).
                 dated October 15, 1984.

10(i)            Primary Care Provider Agreement                        Registration Statement on Form S-1,
                 between Schear Family Practice Center                  File No. 33-74124 (see Exhibit 10(r)
                 West and Health Power of Dayton,                       therein).
                 Inc., dated October 11, 1984.

10(j)            Primary Care Provider Agreement                        Registration Statement on Form S-1,
                 between Needmore Medical Center and                    File No. 33-74124 (see Exhibit 10(s)
                 Health Power of Dayton, Inc., dated                    therein).
                 May 1, 1993.

10(k)            Primary Care Provider Agreement                        Registration Statement on Form S-1,
                 between Child Care Consultants and                     File No. 33-74124 (see Exhibit 10(t)
                 Health Power of Columbus, Inc., dated                  therein).
                 August 1, 1990.

10(l)*           Employment Agreement between Health                    Contained herein.
                 Power Management Corporation and
                 Dr. Bernard F. Master, dated as of May
                 1, 1997.

10(m)*           Employment Agreement between Health                    Contained herein.
                 Power Management Corporation and
                 Dr. Bernard Master, dated as of
                 January 15, 1998.

10(n)*           Employment Agreement between                           Quarterly Report on Form 10-Q for
                 CompManagement, Inc. and Robert J.                     the quarterly period ended June 30,
                 Bossart, dated as of July 21, 1995.                    1995, File No. 0-23220 (see Exhibit
                                                                        10(c) therein).

10(o)*           Amendment to Employment Agreement                      Annual Report on Form 10-K for the
                 between CompManagement, Inc. and                       fiscal year ended December 31,
                 Robert J. Bossart, dated as of October                 1996, File No. 0-23220 (see Exhibit
                 31, 1996.                                              10(t) therein).

10(p)*           Second Amendment to Employment                         Contained herein.
                 Agreement between CompManagement,
                 Inc. and Robert J. Bossart, dated as of
                 December 15, 1997.

10(q)*           Employment Agreement between                           Quarterly Report on Form 10-Q for
                 CompManagement, Inc. and Jonathan                      the quarterly period ended June 30,
                 R. Wagner, dated as of July 21, 1995.                  1995, File No. 0-23220 (see Exhibit
                                                                        10(d) therein).

                                                                        If Incorporated by Reference,
Exhibit                                                                 Document with which Exhibit was
  No.                Description of Exhibit                             Previously Filed with SEC
  ---                ----------------------                             -------------------------------
10(r)*           Amendment to Employment Agreement                      Annual Report on Form 10-K for the
                 between CompManagement, Inc. and                       fiscal year ended December 31,
                 Jonathan R. Wagner, dated as of                        1996, File No. 0-23220 (see Exhibit
                 October 31, 1996.                                      10(v) therein).

10(s)*           Second Amendment to Employment                         Contained herein.
                 Agreement between CompManagement,
                 Inc. and Jonathan R. Wagner, dated as
                 of December 15, 1997.

10(t)*           Employment Agreement between                           Quarterly Report on Form 10-Q for
                 CompManagement, Inc. and Richard T.                    the quarterly period ended June 30,
                 Kurth, dated as of July 21, 1995.                      1995, File No. 0-23220 (see Exhibit
                                                                        10(e) therein).

10(u)*           Amendment to Employment Agreement                      Annual Report on Form 10-K for the
                 between CompManagement, Inc. and                       fiscal year ended December 31,
                 Richard T. Kurth, dated as of October                  1996, File No. 0-23220 (see Exhibit
                 31, 1996.                                              10(x) therein).

10(v)*           Second Amendment to Employment                         Contained herein.
                 Agreement between CompManagement,
                 Inc. and Richard T. Kurth, dated as of
                 December 15, 1997.

10(w)*           Health Power, Inc. 1996 Directors                      Registration Statement on Form S-8,
                 Stock Award and Purchase Plan.                         File No. 333-20535 (see Exhibit 4(d)
                                                                        therein).

10(x)*           Amendment No. 1 to Health Power,                       Contained herein.
                 Inc. 1996 Directors Stock Award and
                 Purchase Plan.

10(y)*           Health Power, Inc. 1985 Nonqualified                   Registration Statement on Form S-1,
                 Directors' Stock Option Plan, as                       File No. 33-74124 (see Exhibit
                 amended.                                               10(w) therein).

10(z)*           Health Power, Inc. 1993 Directors                      Registration Statement on Form S-1,
                 Stock Option Plan.                                     File No. 33-74124 (see Exhibit 10(x)
                                                                        therein).

10(aa)*          Amendment No. 1 to Health Power,                       Annual Report on Form 10-K for the
                 Inc. 1993 Directors Stock Option Plan.                 fiscal year ended December 31,
                                                                        1994, File No. 0-23220 (see Exhibit
                                                                        10(t) therein).

10(bb)*          Health Power, Inc. 1994 Stock Option                   Registration Statement on Form S-1,
                 Plan.                                                  File No. 33-74124 (see Exhibit 10(y)
                                                                        therein).

10(cc)*          Amendment No. 1 to Health Power,                       Annual Report on Form 10-K for the
                 Inc. 1994 Stock Option Plan.                           fiscal year ended December 31,
                                                                        1994, File No. 0-23220 (see Exhibit
                                                                        10(v) therein).

                                                                        If Incorporated by Reference,
Exhibit                                                                 Document with which Exhibit was
  No.                Description of Exhibit                             Previously Filed with SEC
  ---                ----------------------                             -------------------------------
10(dd)*          Health Power, Inc. 1994 Executive                      Quarterly Report on Form 10-Q for
                 Performance Stock Option Plan.                         the quarterly period ended June 30,
                                                                        1994, File No. 0-23220 (see Exhibit
                                                                        (a)(1) therein).

10(ee)*          Amendment No. 1 to Health Power,                       Annual Report on Form 10-K for the
                 Inc. 1994 Executive Performance Stock                  fiscal year ended December 31,
                 Option Plan.                                           1994, File No. 0-23220 (see Exhibit
                                                                        10(x) therein).

10(ff)*          Amendment No. 2 to Health Power,                       Annual Report on Form 10-K for the
                 Inc. 1994 Executive Performance Stock                  fiscal year ended December 31,
                 Option Plan.                                           1995, File No. 0-23220 (see Exhibit
                                                                        10(dd) therein).

11               Statement Regarding Computation of                     Contained herein.
                 Per Share Earnings.

21               Subsidiaries of Health Power, Inc.                     Contained herein.

23               Consent of Coopers & Lybrand L.L.P.                    Contained herein.

24               Powers of Attorney for Dr. Bernard F.                  Contained herein.
                 Master, Dr. Elliott P. Feldman, Robert
                 S. Garek, Frank R. Nutis, Dr. Burt E.
                 Schear, Dr. Peter Somani, Robert J.
                 Bossart and Crystal A. Kuykendall.

27               Financial Data Schedule                                Contained herein.


         *Executive compensation plans and arrangements required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

         (b)      Reports on Form 8-K
                  -------------------

                  No reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 31, 1997.

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

                                HEALTH POWER, INC.


Date:  March 30, 1998           By /s/DR. BERNARD F. MASTER
                                   ------------------------
                                   Dr. Bernard F. Master, Chairman of the Board,
                                     Chief Executive Officer, and President

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

                  Signature                                   Title                                       Date
                  ---------                                   -----                                       ----
/s/DR. BERNARD F. MASTER                             Chairman of the Board,                          March 30, 1998
------------------------------------                 Chief Executive Officer,
Dr. Bernard F. Master                                President, and Director
                                                     (principal executive officer)


/s/RONALD J. WURTZ                                   Controller and Chief Financial                  March 30, 1998
--------------------------------------               Officer (principal financial
Ronald J. Wurtz                                      and accounting officer)


DR. ELLIOTT P. FELDMAN*                              Director                                        March 30, 1998
-------------------------------------
Dr. Elliott P. Feldman


ROBERT J. BOSSART*                                   Director                                        March 30, 1998
-------------------------------------
Robert J. Bossart


ROBERT S. GAREK*                                     Director                                        March 30, 1998
-------------------------------------
Robert S. Garek


CRYSTAL A. KUYKENDALL*                               Director                                        March 30, 1998
-------------------------------------
Crystal A. Kuykendall


FRANK R. NUTIS*                                      Director                                        March 30, 1998
-------------------------------------
Frank R. Nutis


DR. PETER SOMANI*                                    Director                                        March 30, 1998
-------------------------------------
Dr. Peter Somani


DR. BURT E. SCHEAR*                                  Director                                        March 30, 1998
-------------------------------------
Dr. Burt E. Schear

*The undersigned, Dr. Bernard F. Master, by signing his name hereto, does hereby execute this Annual Report on Form 10-K for the Registrant's fiscal year ended December 31, 1997, on behalf of each of the other above-named directors of the Registrant pursuant to Powers of Attorney executed by such directors and filed with the Securities and Exchange Commission as an exhibit to this report.

/s/ DR. BERNARD F. MASTER
---------------------------------------
Dr. Bernard F. Master, Attorney in Fact

                                  EXHIBIT INDEX


                                                                        If Incorporated by Reference,
Exhibit                                                                 Document with which Exhibit was
  No.                Description of Exhibit                             Previously Filed with SEC
  ---                ----------------------                             -------------------------------
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

3(b)             Amended and Restated By-Laws of                        Registration Statement on Form S-1,
                 Health Power, Inc.                                     File No. 33-74124 (see Exhibit 3(b)
                                                                        therein).

4                Form of stock certificate.                             Amendment No. 2 to Registration
                                                                        Statement on Form S-1, File No. 33-
                                                                        74124 (see Exhibit 4(b) therein).

10(a)            Provider Agreement between the State                   Annual Report on Form 10-K for the
                 of Ohio, Department of Human                           fiscal year ended December 31,
                 Services, and Health Power HMO, Inc.,                  1995, File No. 0-23220 (see Exhibit
                 dated December 29, 1995, as amended.                   10(a) therein).

10(b)            Agreement between Ohio Bureau of                       Contained herein.
                 Workers' Compensation and
                 CompManagement Health Systems, Inc.,
                 dated February 14, 1997,
                 as amended February 12, 1998.

10(c)            Form of Indemnification Agreement                      Registration Statement on Form S-1,
                 between Health Power, Inc. and each of                 File No. 33-74124 (see Exhibit 10(i)
                 its officers and directors.                            therein).

10(d)            Primary Care Provider Agreement                        Annual Report on Form 10-K for the
                 between Over The Rhine Family Care,                    fiscal year ended December 31,
                 Inc. and Health Power of Columbus,                     1995, File No. 0-23220 (see Exhibit
                 Inc., dated July 1, 1994.                              10(f) therein).

10(e)            Primary Care Provider Agreement                        Annual Report on Form 10-K for the
                 between Fairmont Family Practice and                   fiscal year ended December 31,
                 Health Power HMO, Inc., dated                          1995, File No. 0-23220 (see Exhibit
                 December 1, 1995.                                      10(g) therein).

10(f)            Primary Care Provider Agreement                        Registration Statement on Form S-1,
                 between Parsons Avenue Medical Clinic                  File No. 33-74124 (see Exhibit 10(o)
                 and Health Power of Columbus, Inc.,                    therein).
                 dated January 19, 1984.

10(g)            Primary Care Provider Agreement                        Registration Statement on Form S-1,
                 between Westland Family Practice                       File No. 33-74124 (see Exhibit 10(p)
                 Associates, Inc. and Health Power of                   therein).
                 Columbus, Inc., dated April 17, 1984.

                                                                        If Incorporated by Reference,
Exhibit                                                                 Document with which Exhibit was
  No.                Description of Exhibit                             Previously Filed with SEC
  ---                ----------------------                             -------------------------------
10(h)            Primary Care Provider Agreement                        Registration Statement on Form S-1,
                 between Schear Family Practice Center                  File No. 33-74124 (see Exhibit 10(q)
                 East and Health Power of Dayton, Inc.,                 therein).
                 dated October 15, 1984.

10(i)            Primary Care Provider Agreement                        Registration Statement on Form S-1,
                 between Schear Family Practice Center                  File No. 33-74124 (see Exhibit 10(r)
                 West and Health Power of Dayton,                       therein).
                 Inc., dated October 11, 1984.

10(j)            Primary Care Provider Agreement                        Registration Statement on Form S-1,
                 between Needmore Medical Center and                    File No. 33-74124 (see Exhibit 10(s)
                 Health Power of Dayton, Inc., dated                    therein).
                 May 1, 1993.

10(k)            Primary Care Provider Agreement                        Registration Statement on Form S-1,
                 between Child Care Consultants and                     File No. 33-74124 (see Exhibit 10(t)
                 Health Power of Columbus, Inc., dated                  therein).
                 August 1, 1990.

10(l)*           Employment Agreement between Health                    Contained herein.
                 Power Management Corporation and
                 Dr. Bernard F. Master, dated as of May
                 1, 1997.

10(m)*           Employment Agreement between Health                    Contained herein.
                 Power Management Corporation and
                 Dr. Bernard Master, dated as of
                 January 15, 1998.

10(n)*           Employment Agreement between                           Quarterly Report on Form 10-Q for
                 CompManagement, Inc. and Robert J.                     the quarterly period ended June 30,
                 Bossart, dated as of July 21, 1995.                    1995, File No. 0-23220 (see Exhibit
                                                                        10(c) therein).

10(o)*           Amendment to Employment Agreement                      Annual Report on Form 10-K for the
                 between CompManagement, Inc. and                       fiscal year ended December 31,
                 Robert J. Bossart, dated as of October                 1996, File No. 0-23220 (see Exhibit
                 31, 1996.                                              10(t) therein).

10(p)*           Second Amendment to Employment                         Contained herein.
                 Agreement between CompManagement,
                 Inc. and Robert J. Bossart, dated as of
                 December 15, 1997.

10(q)*           Employment Agreement between                           Quarterly Report on Form 10-Q for
                 CompManagement, Inc. and Jonathan                      the quarterly period ended June 30,
                 R. Wagner, dated as of July 21, 1995.                  1995, File No. 0-23220 (see Exhibit
                                                                        10(d) therein).

10(r)*           Amendment to Employment Agreement                      Annual Report on Form 10-K for the
                 between CompManagement, Inc. and                       fiscal year ended December 31,
                 Jonathan R. Wagner, dated as of                        1996, File No. 0-23220 (see Exhibit
                 October 31, 1996.                                      10(v) therein).

                                                                        If Incorporated by Reference,
Exhibit                                                                 Document with which Exhibit was
  No.                Description of Exhibit                             Previously Filed with SEC
  ---                ----------------------                             -------------------------------
10(s)*           Second Amendment to Employment                         Contained herein.
                 Agreement between CompManagement,
                 Inc. and Jonathan R. Wagner, dated as
                 of December 15, 1997.

10(t)*           Employment Agreement between                           Quarterly Report on Form 10-Q for
                 CompManagement, Inc. and Richard T.                    the quarterly period ended June 30,
                 Kurth, dated as of July 21, 1995.                      1995, File No. 0-23220 (see Exhibit
                                                                        10(e) therein).

10(u)*           Amendment to Employment Agreement                      Annual Report on Form 10-K for the
                 between CompManagement, Inc. and                       fiscal year ended December 31,
                 Richard T. Kurth, dated as of October                  1996, File No. 0-23220 (see Exhibit
                 31, 1996.                                              10(x) therein).

10(v)*           Second Amendment to Employment                         Contained herein.
                 Agreement between CompManagement,
                 Inc. and Richard T. Kurth, dated as of
                 December 15, 1997.

10(w)*           Health Power, Inc. 1996 Directors                      Registration Statement on Form S-8,
                 Stock Award and Purchase Plan.                         File No. 333-20535 (see Exhibit 4(d)
                                                                        therein).

10(x)*           Amendment No. 1 to Health Power,                       Contained herein.
                 Inc. 1996 Directors Stock Award and
                 Purchase Plan.

10(y)*           Health Power, Inc. 1985 Nonqualified                   Registration Statement on Form S-1,
                 Directors' Stock Option Plan, as                       File No. 33-74124 (see Exhibit
                 amended.                                               10(w) therein).

10(z)*           Health Power, Inc. 1993 Directors                      Registration Statement on Form S-1,
                 Stock Option Plan.                                     File No. 33-74124 (see Exhibit 10(x)
                                                                        therein).

10(aa)*          Amendment No. 1 to Health Power,                       Annual Report on Form 10-K for the
                 Inc. 1993 Directors Stock Option Plan.                 fiscal year ended December 31,
                                                                        1994, File No. 0-23220 (see Exhibit
                                                                        10(t) therein).

10(bb)*          Health Power, Inc. 1994 Stock Option                   Registration Statement on Form S-1,
                 Plan.                                                  File No. 33-74124 (see Exhibit 10(y)
                                                                        therein).

10(cc)*          Amendment No. 1 to Health Power,                       Annual Report on Form 10-K for the
                 Inc. 1994 Stock Option Plan.                           fiscal year ended December 31,
                                                                        1994, File No. 0-23220 (see Exhibit
                                                                        10(v) therein).

10(dd)*          Health Power, Inc. 1994 Executive                      Quarterly Report on Form 10-Q for
                 Performance Stock Option Plan.                         the quarterly period ended June 30,
                                                                        1994, File No. 0-23220 (see Exhibit
                                                                        (a)(1) therein).

                                                                        If Incorporated by Reference,
Exhibit                                                                 Document with which Exhibit was
  No.                Description of Exhibit                             Previously Filed with SEC
  ---                ----------------------                             -------------------------------
10(ee)*          Amendment No. 1 to Health Power,                       Annual Report on Form 10-K for the
                 Inc. 1994 Executive Performance Stock                  fiscal year ended December 31,
                 Option Plan.                                           1994, File No. 0-23220 (see Exhibit
                                                                        10(x) therein).

10(ff)*          Amendment No. 2 to Health Power,                       Annual Report on Form 10-K for the
                 Inc. 1994 Executive Performance Stock                  fiscal year ended December 31,
                 Option Plan.                                           1995, File No. 0-23220 (see Exhibit
                                                                        10(dd) therein).

11               Statement Regarding Computation of                     Contained herein.
                 Per Share Earnings.

21               Subsidiaries of Health Power, Inc.                     Contained herein.

23               Consent of Coopers & Lybrand L.L.P.                    Contained herein.

24               Powers of Attorney for Dr. Bernard F.                  Contained herein.
                 Master, Dr. Elliott P. Feldman, Robert
                 S. Garek, Frank R. Nutis, Dr. Burt E.
                 Schear, Dr. Peter Somani, Robert J.
                 Bossart and Crystal A. Kuykendall.

27               Financial Data Schedule                                Contained herein.