Form 10-Q
period 1998-03-31
HEALTH POWER INC /DE/
filed 1998-05-15
CIK 917674

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 19934 FOR THE TRANSITION PERIOD FROM ______________ _____ TO ____________________________.



Commission file number: 0-23220



                               Health Power, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                   31-1145640
----------------------------------------       ---------------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

1209 Orange Street, Wilmington, Delaware                     19801
----------------------------------------       ---------------------------------
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


     Common Stock, $0.01 Par Value                         3,820,498
----------------------------------------       ---------------------------------
                Class                              Outstanding at May 7, 1998

                                      HEALTH POWER, INC. AND SUBSIDIARIES

                                                     INDEX
                                                                                                         PAGE
PART I.         FINANCIAL INFORMATION
                Item 1.     Financial Statements

                            Consolidated Balance Sheets - as of
                                     March 31, 1998 and December 31, 1997                                3 & 4

                            Consolidated Statements of Operations for the
                                     three months ended March 31, 1998 and
                                     March 31, 1997                                                        5

                            Consolidated Statements of Cash Flows - for the
                                     three months ended March 31, 1998 and
                                     March 31, 1997                                                        6

                            Notes to the Consolidated Financial Statements                                 7

                Item 2.     Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                            8

                Item 3.     Quantitative and Qualitative Disclosures about Market Risk                    12

                OTHER INFORMATION
PART II.
                Item 6.     Exhibits and Reports on Form 8-K                                              13

                Signatures                                                                                14

                            PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                       HEALTH POWER, INC. AND SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS as of March 31, 1998 and December 31, 1997


                                     March 31, 1998       December 31,
                ASSETS                 (Unaudited)            1997
                ------                 -----------            ----

Current assets:
  Cash and cash equivalents            $13,176,679        $ 8,427,483
  Accounts and notes receivable          5,296,207          5,277,502
  Deferred commissions                      49,490             44,490
  Prepaid expenses                         391,459            385,553
  Deferred income taxes, net               787,426            787,426
                                       -----------        -----------


        Total current assets            19,701,261         14,922,454
                                       -----------        -----------


Property and equipment, net              3,192,774          3,151,104
Deferred income taxes, net               1,403,176          1,403,176
Other assets                             1,040,576          1,040,876
                                       -----------        -----------

          Total assets                 $25,337,787        $20,517,610
                                       ===========        ===========

    The accompanying notes are an integral part of the financial statements

                                                        March 31, 1998        December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                      (Unaudited)             1997
------------------------------------                      -----------             ----

Current liabilities:
  Health care costs payable                               $ 5,860,384         $ 6,688,029
  Capitation costs withheld and risk-sharing funds              1,739                   0
  Deferred revenues                                         8,003,055           3,902,493
  Accounts payable                                          1,565,675           1,801,394
  Accrued commissions                                         167,011              85,036
  Taxes payable                                               863,782             218,547
  Accrued expenses and other liabilities                      356,539             257,290
                                                          -----------         -----------

      Total current liabilities                            16,818,185          12,952,789
                                                          -----------         -----------


Stockholders' equity:
  Common stock                                                 38,205              38,205
  Additional paid-in capital                               10,743,643          10,743,643
  Accumulated (deficit)                                    (2,262,246)         (3,217,027)
                                                          -----------         -----------

      Total stockholders' equity                            8,519,602           7,564,821
                                                          -----------         -----------

        Total liabilities and stockholders' equity        $25,337,787         $20,517,610
                                                          ===========         ===========

    The accompanying notes are an integral part of the financial statements

                       HEALTH POWER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          for the three months ended March 31, 1998 and March 31, 1997

                                                                    (Unaudited)
                                                              1998               1997
                                                              ----               ----

Revenues:                                                  $18,042,834        $17,613,135
                                                           -----------        -----------

Expenses:
  Health care costs                                         10,073,450         13,913,734
  Selling, general and administrative                        6,666,159          4,603,317
                                                           -----------        -----------

                                                            16,739,609         18,517,051

      Income (loss) from operations                          1,303,225           (903,916)
Interest income and other, net                                 293,522            269,181
                                                           -----------        -----------


      Income (loss) before income taxes                      1,596,747           (634,735)

Federal, state and local income taxes                          641,966             10,660
                                                           -----------        -----------

        Net income (loss)                                  $   954,781        $  (645,395)
                                                           ===========        ===========

Net income (loss) per common share, basic and diluted      $      0.25        $     (0.17)
                                                           ===========        ===========

    The accompanying notes are an integral part of the financial statements

                       HEALTH POWER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                        (Unaudited)
                                                                 1998                1997
                                                                 ----                ----

     Net cash provided by operating activities                $ 4,961,264         $ 5,134,260
                                                              -----------         -----------

Cash flows provided by (used in) investing activities:

   Construction of building in process                                                (21,732)
   Proceeds from sale of assets                                                         5,080
   Purchase of furniture and equipment                           (212,368)           (353,970)
   Other assets                                                       300            (493,907)
                                                              -----------         -----------

     Net cash (used in) investing activities                     (212,068)           (864,529)
                                                              -----------         -----------

Cash flows provided by financing activities

   Issuance of common stock                                             0              27,451
                                                              -----------         -----------

     Net cash provided by financing activities                          0              27,451
                                                              -----------         -----------

    Net increase in cash and cash equivalents                   4,749,196           4,297,182

Cash and cash equivalents, beginning of period                  8,427,483          13,928,640
                                                              -----------         -----------

       Cash and cash equivalents, end of period               $13,176,679         $18,225,822
                                                              ===========         ===========

           The accompanying notes are part of the financial statements

                       HEALTH POWER, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements are unaudited and have been prepared by Health Power, Inc. In the opinion of management, they contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented. The results of operations for the period ended March 31, 1998 are not necessarily indicative of operating results for a full year.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the December 31, 1997, financial statements and notes thereto contained in the Company's 1997 Annual Report on Form 10-K.

2. In June 1997, the Financial Accounting Standards Board FASB issued SFAS No. 130 "Reporting Comprehensive Income". This statement, which is effective for the year ended December 31, 1998, requires the reporting of comprehensive income and its components in an additional full set of general-purpose financial statements. There are no components of comprehensive income as outlined by the statement for the periods ended March 31, 1998 and 1997, respectively.

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

3.   Supplemental Disclosures for Earnings Per Share:                  1998             1997
         Basic:
             Earnings:
                 Net income (loss)                                  $  954,781       $ (645,395)
                                                                    ----------       ----------
             Shares:
                 Weighted average common shares outstanding          3,820,498        3,814,235
                                                                    ----------       ----------

         Net income (loss) per common share, basic                  $     0.25       $    (0.17)
                                                                    ----------       ----------
         Diluted:
             Earnings:
                 Net income (loss)                                  $  954,781       $ (645,395)
                                                                    ----------       ----------
             Shares:
                 Weighted average common shares outstanding          3,820,498        3,814,235
                 Add: dilutive effect of outstanding options            19,020                0
                                                                    ----------       ----------
                 Weighted average common shares
                    outstanding, diluted                             3,839,518        3,814,235
                                                                    ----------       ----------

         Net income (loss) per common share, diluted                $     0.25       $    (0.17)
                                                                    ----------       ----------

Item 2.       Management's Discussion and Analysis of Financial Condition and
-------       ---------------------------------------------------------------
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

         Health Power HMO provides comprehensive managed health care services to members of its health maintenance organization ("HMO") in four service areas encompassing 18 Ohio counties in and around the cities of Columbus, Dayton, Cincinnati and Cleveland. Health Power HMO primarily focuses on serving Medicaid recipients enrolled in the Ohio Works First/Healthy Start Program (the "OWF Program"). Health Power HMO also provides comprehensive managed care services to commercial members enrolled through employer groups. Health Power HMO is accredited by the National Committee for Quality Assurance.

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

        CompManagement Health Systems is certified as a state-wide managed care organization (an MCO") under Ohio's Health Partnership Program, a managed care workers' compensation program. It began offering its MCO services in March 1997, and currently serves approximately 19,000 employers located throughout Ohio. As a state certified MCO, CompManagement Health Systems provides medical management services for workers' compensation claims, including, among other things, the following: a state-wide health care provider network; treatment guidelines and utilization review procedures; peer review and quality assurance programs; provider sanction and termination procedures; medical and vocational case management programs; utilization management programs; medical bill adjudication and payment procedures; dispute resolution procedures; provider, employer, and employee relations and education programs; and health care fraud detection and reporting programs. Because all workers' compensation claims are reimbursed by the Ohio Bureau of Workers' Compensation, CompManagement Health Systems does not assume any risk for the payment of medical or disability benefits to employees with respect to their workers' compensation claims.

                  For purposes of the following discussion, and except as otherwise described below, the revenues and expenses of CompManagement Health systems have been consolidated with the revenues and expenses of CompManagement.

                  This discussion should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report and in the Company's Form 10-K for its fiscal year ended December 31, 1997. Except for historical information, all other information provided in this report is "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that any forward looking statements contained in this report, in a report incorporated by reference into this report, or made by management of the Company involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those expressed or implied. The most significant of such uncertainties are described in the Company's Form 10-K filed with the Securities and Exchange Commission for its fiscal year ended December 31, 1997.

                                    8 of 12

RECENT DEVELOPMENTS

         Sales and Exchange of Medicaid Membership; Exit from Northeast Service Area

         The contract rights for Health Power HMO's Medicaid membership in Mahoning (Youngstown) County were sold to Total Health Care Plan, Inc. effective May 1, 1998. In connection with such sale, a total of 404 Medicaid members were transferred from Health Power HMO to Total Health Care Plan, Inc. for an aggregate price of $123,220. Health Power HMO has also received approvals from the Ohio Departments of Human Services and Insurance for the sale of its Medicaid membership in Cuyahoga (Cleveland) County, and it is expected that this membership will be sold to Emerald HMO, Inc. effective June 1, 1998. In connection with this sale, it is expected that approximately 1,650 Medicaid members will be transferred from Health Power HMO to Emerald HMO, Inc. for an aggregate sale price of approximately $536,000. Pursuant to its ODHS provider agreement, Health Power was providing health care services to approximately 2,300 Medicaid recipients in Mahoning and Cuyahoga counties as of April 30, 1998, which represents over 99% of Health Power HMO's membership in its Northeast service area. The Company plans to exit the Northeast service area as soon as permissible following the completion of these transactions because of the insignificant membership remaining in that service area.

         Approvals have also been received from the Ohio Departments of Human Services and Insurance for the exchange of the contract rights for Health Power HMO's Butler County (between Dayton and Cincinnati) Medicaid membership for the contract rights for the Montgomery County (Dayton) Medicaid membership of Medical Mutual of Ohio. Under their respective provider agreements, Health Power HMO and Medical Mutual were providing health care services to approximately 400 Butler County Medicaid recipients and 700 Montgomery County Medicaid recipients, respectively as of April 30, 1998. It is expected that this exchange will be effective June 1, 1998.

         Reserve Adjustments

         Health Power HMO's health care costs include reserve estimates of health care costs incurred but not yet reported or paid. Health Power HMO estimates this reserve amount quarterly and makes adjustments based upon a number of factors, including recent claim payment experience. Adjustments, if necessary, are made to health care costs in the period during which the actual claim costs are ultimately determined. Health Power HMO utilizes an actuary company to review the adequacy of its reserve estimates. As part of the recent quarterly reserve setting process, Health Power HMO increased its health care costs by $1.0 million for the first quarter of 1998, which increase included adjustments for the settlement of claims from prior quarters. This reserve estimate may be subject to further adjustments in subsequent quarters

                                    9 of 12

RESULTS OF OPERATIONS

         Three months ended March 31, 1998, compared to three months ended March 31, 1997

         The Company's revenues increased $430,000, or 2.4 %, to $18.0 million during the first quarter of 1998, from $17.6 million for the same period in 1997. CompManagement's revenues increased $4.0 million, or 116%, to $7.4 million during the first quarter of 1998, as compared to $3.4 million for the same period in 1997, primarily due to revenues from CompManagement Health Systems increasing $3.7 million, or 520%, to $4.4 million during the first quarter of 1998, from $709,000 in the same period in 1997 when it was operational for only one month. Health Power HMO's revenues decreased $3.6 million, or 25.1%, to $10.7 million during the first quarter of 1998, from $14.3 million for the same period in the prior year, due to a 28.8% decrease in member months, which offset a 5.1% increase in revenue per member months. The decrease in member months was the result of actions taken to eliminate unprofitable commercial accounts as part of the Company's financial turnaround plan, the termination of the State of Ohio employee commercial group contracts and involuntary termination's of OWF Medicaid members. Involuntary termination's relate to members who are no longer eligible to receive OWF Medicaid benefits. There has been an approximate 11% decrease in the number of eligible Medicaid recipients enrolled in the OWF Program in the counties Health Power HMO serves due to favorable economic conditions experienced in Ohio during the first quarter of 1998. At March 31, 1998, Health Power HMO's Medicaid enrollment was 29,647, as compared to 34,797 at March 31, 1997, a decrease of 15%, and its commercial enrollment was 1,714, as compared to 7,917 at March 31, 1997, a decrease of 78.4%.

         Health Power HMO's health care costs decreased $3.8 million, or 27.6%, to $10.0 million during the first quarter of 1998, from $13.9 million for the same period in 1997. Health care costs, stated as a percentage of Health Power HMO's revenues (the "HMO medical loss ratio"), were 93.8% for the first quarter of 1998, as compared to 97.0% for the same period in the prior year. The decrease in the HMO medical loss ratio was due to the aforementioned 5.1% increase in per member revenue, which was partially offset by a 1.7% increase in per member health care costs during the first quarter of 1998, as compared to the same period in the prior year. The increase in per member revenue resulted from the July 1, 1997 capitation rate increase from ODHS and improving pricing conditions in the commercial marketplace. The foregoing results include increases in health care cost reserves for the first quarter in 1998, discussed above.

         The Company's selling, general and administrative ("SGA") expenses increased $2.1 million, or 44.8%, to $6.7 million for the first quarter of 1998, from $4.6 million for the same period in 1997. CompManagement's SGA expenses increased $2.2 million, or 73.6%, to $5.1 million for the first quarter of 1998, from $2.9 million for the same period in the prior year,. This increase was primarily a result of CompManagement Health Systems' SGA expenses increasing $1.7 million, or 151% for the first quarter of 1998, from $1.1 million for the same period in 1997 in connection with the operation of its MCO. The MCO was operational for the full first quarter of 1998 as compared to only one month in the same period in 1997. The balance of the increases in CompManagement's SGA expenses were to support the increase in the number of employers contracting for CompManagement's services. Health Power HMO's SGA expenses decreased $90,000, or 5.3%, to $1.6 million for the first quarter of 1998, from $1.7 million for the same period in 1997. These SGA expenses, stated as a percentage of Health Power HMO's revenues (the "HMO administrative ratio"), were 14.8% for the first quarter of 1998, as compared to 11.7% for the same period in 1997. The improvement in the Health Power HMO's SGA expenses was the result of management's implementing a plan of action designed to improve the financial performance of the HMO business. Among the actions implemented were a reduction in the number of HMO employees, limited use of contract labor, and cost savings in the areas of professional fees, transportation

                                    10 of 12
and advertising. The increase in administrative ratio was due to allocating the HMO's fixed SGA expenses over a substantially smaller revenue base.

        The Company's interest and other income increased approximately $24,000 to $294,000 for the first quarter of 1998, from $269,000 for the same period in the prior year. This increase resulted primarily from an increase in the average available investable cash balance.

        The Company's income tax expense increased $631,000 to $642,000 for the first quarter of 1998, from $11,000 for the same period in 1997. This increase results from increased earnings before taxes of $1.6 million attributable to CompManagement. The Company files its income taxes on a consolidated basis.

         As a result of the foregoing, the Company had a net income of $955,000, or $0.25 per share, diluted for the first quarter of 1998 as compared to a net loss of $645,000, or ($0.17) per share, diluted for the same period in the prior year. There were 3,839,518 and 3,814,235 weighted average common diluted shares outstanding at March 31, 1998 and 1997, respectively.

         Health Power HMO's operating results have been and may continue to be adversely affected by the potential occurrence of various factors, such as increases in reserve estimates, decreases in capitation rates from ODHS, increases in health care costs and decreases in the size of the Medicaid population. There can be no assurance that reserve estimates will not be subject to further adjustments during 1998. While the Company does not anticipate capitation rate reductions from ODHS in 1998, as was experienced in 1995 and 1996, it anticipates only a slight increase in such rates to occur during the second half of 1998. However, there can be no assurance that health care costs will not increase at a rate in excess of such capitation rate increases. Furthermore, because of favorable economic conditions, Ohio has experienced, and continues to experience, a decrease in the number of eligible Medicaid recipients. This decrease in the number of Medicaid recipients may continue to negatively impact Health Power HMO in 1998. Based upon the foregoing factors and the Company's most recent operating projections, it is not expected that the operations of Health Power HMO will be profitable during 1998. The Company's management team is carefully considering what measures and alternatives might be taken to stem the losses from Health Power HMO. However the Company's management believes that, barring unforeseen circumstances, the Company's operating results on a consolidated basis will continue to be profitable during 1998, because of the operations of CompManagement and CompManagement Health Systems.

LIQUIDITY AND CAPITAL RESOURCES

         The Company finances its operations through internally generated funds, and its principal sources of cash have been contract and MCO revenues from CompManagement and CompManagement Health Systems, respectively, premium revenues from Health Power HMO, and investment income. The Company's principal capital needs are to fund ongoing operations.

         The Company's HMO also needs to maintain necessary regulatory capital. At March 31, 1998, the statutory net worth of Health Power HMO was $149,208, which did not meet Ohio's $1.7 million minimum statutory net worth requirement. Health Power HMO has submitted a proposed corrective action plan to the Ohio Department of Insurance ("ODI") which is currently under review by ODI.

                                    11 of 12

        In May 1998, Health Power HMO received $123,220 in connection with the sale of contract rights for its Medicaid membership in Mahoning County. The HMO also anticipates receiving approximately $536,000 in June 1998, in connection with the sale of contract rights for its Medicaid membership in Cuyahoga County.

        At March 31, 1998, the Company had working capital of $2.9 million, as compared to working capital of $2.0 million at December 31, 1997. At March 31, 1998, cash and cash equivalents were $13.2 million, an increase of $4.7 million from $8.4 million at December 31, 1997. This increase was attributable primarily to the receipt of deferred revenue by CompManagement during the first quarter of 1998. The Company's cash and cash equivalents do not include statutory cash deposits segregated as required by the Ohio Department of Insurance and the Ohio Department of Human Services. These deposits of $400,000 as of March 31, 1998, are included with other assets on the balance sheet.

         CompManagement leases a 70,000 square foot building in Dublin, Ohio. The lease restricts CompManagement's ability to distribute funds and/or assets to the Company or another affiliate unless CompManagement meets certain tangible net worth requirements.

         Net cash provided by operating activities was $5.0 million for the first quarter of 1998, as compared to $5.1 million during the same period in the prior year. In general, changes from year to year in cash flow from operations are primarily due to changes in net earnings, health care costs payable, purchase of property and equipment, and deferred revenues. Many of these fluctuations are due to timing of cash receipts or payments. Because premium payments received prior to the month of coverage are recorded as deferred revenues, the extent of such receipts can cause fluctuations in the total amount of cash from month to month.

         The Company believes that internally generated funds will be sufficient to support the Company's ongoing operations during 1998. However, as mentioned above, the Company's HMO did not meet Ohio's $1.7 million minimum statutory net worth requirements as of March 31, 1998. Health Power HMO has submitted a corrective action plan to ODI which is currently under review by ODI. The Company is unable to predict, at this time, the results of ODI's review or what actions it may require the HMO to undertake for compliance purposes.

YEAR 2000 COMPLIANCE

         The Year 2000 Issue is the result of computer programs having been written using two digits rather than four to define the applicable year. Any of the computer programs used by the Company or its subsidiaries that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of uncertain duration in the Company's operations, including, among other things, an inability to process transactions or engage in normal business activities. The Company's management currently does not believe that the cost of addressing the Year 2000 will materially effect the Company's business, operations, or financial condition or will require material expenditures for the Year 2000 compliance.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk
-------       ---------------------------------------------------------

              Disclosure not currently required.

                                    12 of 12

                           Part II - Other Information

Item 6.       Exhibits and Reports on Form 8-K
-------       --------------------------------

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


                                             HEALTH POWER, INC.


DATE: MAY 14, 1998              BY  /S/ BERNARD F. MASTER, DO
                                -----------------------------------------------
                                  BERNARD F. MASTER, DO,  PRESIDENT,
                                  CHIEF OPERATING OFFICER AND CHAIRMAN
                                  OF THE BOARD


DATE: MAY 14, 1998              BY  /S/ RONALD J WURTZ
                                -----------------------------------------------
                                  RONALD J. WURTZ, CHIEF FINANCIAL OFFICER AND
                                  PRINCIPAL ACCOUNTING OFFICER