Form 10-Q
period 1998-06-30
HEALTH POWER INC /DE/
filed 1998-08-13
CIK 917674

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 19934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________.



Commission file number: 0-23220
                        -------


                               Health Power, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                 31-1145640
-----------------------------------------  -------------------------------------
    (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

1209 Orange Street, Wilmington, Delaware                  19801
-----------------------------------------  -------------------------------------
(Address of principal executive offices)                 Zip Code


                                 (302) 636-7593
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No  X  Indicate the number of shares
                                       ---    ---
outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Common Stock, $0.01 Par Value                      3,831,561
-----------------------------------------  -------------------------------------
                 Class                         Outstanding at August 6, 1998

                       HEALTH POWER, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                         PAGE
PART I.         FINANCIAL INFORMATION

                Item 1.     Financial Statements

                            Consolidated Balance Sheets - as of                                          3 & 4
                                     June 30, 1998 and December 31, 1997

                            Consolidated Statements of Operations for the                                  5
                                     three months ended and six months ended
                                     June 30,1998 and June  30, 1997

                            Consolidated Statements of Cash Flows - for the six months                     6
                                          ended June 30,1998 and June  30, 1997


                            Notes to the Consolidated Financial Statements                                 7

                                                                                                           9

                Item 2.     Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                           17

                Item 3.         Quantitative and Qualitative Disclosures about Market Risk

                OTHER INFORMATION

PART II.

                Item 1.       Legal Proceedings                                                           17

                Item 6.       Exhibits and Reports on Form 8-K                                            17


                Signatures                                                                                18

            PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                       HEALTH POWER, INC. AND SUBSIDIARIES

      CONSOLIDATED BALANCE SHEETS as of June 30, 1998 and December 31, 1997


                                            June 30, 1998         December 31,
               ASSETS                        (Unaudited)              1997
               ------                        -----------              ----


Current assets:
  Cash and cash equivalents                  $ 9,499,314          $ 8,427,483
  Accounts and notes receivable                3,269,076            5,277,502
  Deferred commissions                            73,041               44,490
  Other assets                                 1,264,554            1,172,979
                                             -----------          -----------


        Total current assets                  14,105,985           14,922,454
                                             -----------          -----------


Property and equipment, net                    3,348,747            3,151,104
Other assets                                   1,939,372            2,444,052
                                             -----------          -----------

          Total assets                       $19,394,104          $20,517,610
                                             ===========          ===========






     The accompanying notes are an integral part of the financial statements

                                                    June 30, 1998   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                 (Unaudited)        1997
------------------------------------                 -----------        ----

Current liabilities:
  Health care costs payable                          $ 6,582,522   $ 6,688,029
  Capitation costs withheld and risk-sharing funds         2,228             0
  Deferred revenues                                    3,749,130     3,902,493
  Accounts payable                                     1,380,697     1,801,394
  Accrued commissions                                     42,164        85,036
  Taxes payable                                           64,785       218,547
  Accrued expenses and other liabilities                 315,663       257,290
                                                     -----------   -----------

      Total current liabilities                       12,137,189    12,952,789
                                                     -----------   -----------


Stockholders' equity:
  Common stock                                            38,300        38,205
  Additional paid-in capital                          10,792,785    10,743,643
  Retained (deficit)                                  (3,574,170)   (3,217,027)
                                                     -----------   -----------

      Total stockholders' equity                       7,256,915     7,564,821
                                                     -----------   -----------

        Total liabilities and stockholders' equity   $19,394,104   $20,517,610
                                                     ===========   ===========





     The accompanying notes are an integral part of the financial statements

                       HEALTH POWER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             (Unaudited)                  (Unaudited)
                                                          Three Months Ended            Six Months Ended
                                                               June 30,                     June 30,
                                                         1998             1997          1998         1997
                                                         ----             ----          ----         ----


Revenues:                                             $16,060,848     $18,342,692    $34,103,682   $35,955,827
                                                      -----------      ----------      ---------    ----------

Expenses:
  Health care costs                                    11,751,418      11,080,085     21,824,868    24,993,819
  Selling, general and administrative                   6,888,030       5,659,438     13,554,189    10,262,755
                                                      -----------      ----------      ---------    ----------


                                                       18,639,448      16,739,523     35,379,057    35,256,574

      (Loss) income from operations                    (2,578,600)      1,603,169     (1,275,375)      699,253
Interest income and other, net                            746,295         364,153      1,039,817       633,334
                                                      -----------      ----------      ---------    ----------


      (Loss) income before income taxes                (1,832,305)      1,967,322       (235,558)    1,332,587

Federal, state and local income taxes (benefit)
  expense                                                (520,381)        303,531        121,585       314,191
                                                      -----------      ----------      ---------    ----------

        Net (loss) income                             ($1,311,924)     $1,663,791      ($357,143)   $1,018,396
                                                      ===========      ==========      =========    ==========

Net (loss) income per common share,
  basic and diluted                                        ($0.34)          $0.44         ($0.09)        $0.27
                                                           =======          ======        =======        =====







     The accompanying notes are an integral part of the financial statements

                       HEALTH POWER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997



                                                                 (Unaudited)
                                                            1998              1997
                                                            ----              ----


     Net cash provided by operating activities           $1,066,215        $   259,136
                                                         ----------        -----------

Cash flows (used in) provided by investing activities:

   Construction of building in process                                         (28,003)
   Proceeds from sale of assets                                                  5,080
   Purchase of property and equipment, net                 (548,301)          (670,390)
   Other assets                                             504,680           (494,406)
                                                         ----------        -----------

     Net cash (used in) investing activities                (43,621)        (1,187,719)
                                                         ----------        -----------

Cash flows provided by financing activities

   Issuance of common stock                                  49,237             27,451
                                                         ----------        -----------

     Net cash provided by financing activities               49,237             27,451
                                                         ----------        -----------

     Net increase (decrease) in cash and cash
       equivalents                                        1,071,831           (901,132)

Cash and cash equivalents, beginning of period            8,427,483         13,928,640
                                                         ----------        -----------

       Cash and cash equivalents, end of period          $9,499,314        $13,027,508
                                                         ==========        ===========



     The accompanying notes are an integral part of the financial statements

                       HEALTH POWER, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements are unaudited and have been prepared by Health Power, Inc. In the opinion of management, they contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented. The results of operations for the period ended June 30, 1998 are not necessarily indicative of operating results for a full year.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the December 31, 1997, financial statements and notes thereto contained in the Company's 1997 Form 10-K.

2. In June 1997, the Financial Accounting Standards Board FASB issued SFAS No. 130 "Reporting Comprehensive Income". This statement, which is effective for the year ended December 31, 1998, requires the reporting of comprehensive income and its components in an additional full set of general-purpose financial statements. There are no components of comprehensive income as outlined by the statement for the periods ended June 30, 1998 and 1997, respectively.

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

3.   Supplemental Disclosures for Earnings Per Share:                    THREE MONTHS ENDED
                                                                     1998                   1997
      Basic:
           Earnings:
                Net (loss) income                                ($1,311,924)            $1,663,791
                                                                 -----------             ----------
           Shares:
                Weighted average common shares  outstanding        3,829,457              3,819,115
                                                                 -----------             ----------

      Net (loss) income per common share, basic                       $(0.34)                 $0.44
                                                                 -----------             ----------
      Diluted:
           Earnings:
                Net (loss) income                                ($1,311,924)            $1,663,791
                                                                 -----------             ----------
           Shares:
                Weighted average common shares  outstanding        3,829,457              3,819,115
                Add:  dilutive effect of outstanding options          26,785                    137
                                                                 -----------             ----------
                Weighted average common shares
                      outstanding, diluted                         3,856,242              3,819,252
                                                                 -----------             ----------

      Net income (loss) per common share, diluted                     $(0.34)                 $0.44
                                                                      ------                  -----

                                                                          SIX MONTHS ENDED
                                                                     1998                   1997
      Basic:
           Earnings:
                Net (loss) income                                   ($357,143)            $1,018,396
                                                                  -----------             ----------
           Shares:
                Weighted average common shares  outstanding         3,825,002              3,816,688
                                                                  -----------             ----------

      Net (loss) income per common share, basic                        $(0.09)                 $0.27
                                                                       ------                  -----
      Diluted:
           Earnings:
                Net (loss) income                                   ($357,143)            $1,018,396
                                                                  -----------             ----------
           Shares:
                Weighted average common shares  outstanding         3,825,002              3,816,688
                Add:  dilutive effect of outstanding options           22,983                     63
                                                                  -----------             ----------
                Weighted average common shares
                      outstanding, diluted                          3,847,985              3,816,751
                                                                  -----------             ----------

      Net income (loss) per common share, diluted                      $(0.09)                 $0.27
                                                                       ------                  -----

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

         Health Power HMO is authorized to provide comprehensive managed health care services to members of its health maintenance organization ("HMO") in three service areas encompassing 19 Ohio counties. Health Power HMO primarily focuses on serving Medicaid recipients enrolled in the Ohio Works First/Healthy Start (the "OWF Program"). Health Power HMO also provides comprehensive managed care services to commercial members enrolled through employer groups. Health Power HMO is accredited by the National Committee for Quality Assurance.

         CompManagement offers claims management, risk management, and medical cost containment services to employers with respect to workers' compensation and unemployment compensation claims. It is one of the largest companies in Ohio offering such services, as it currently serves approximately 13,000 employers located throughout Ohio. The Company acquired CompManagement in July 1995. The acquisition was accounted for as a pooling of interests.

        CompManagement Health Systems is certified as a state-wide managed care organization (an "MCO") under Ohio's Health Partnership Program, a managed care workers' compensation program. It began offering its MCO services in March 1997, and currently serves approximately 19,800 employers located throughout Ohio. As a state certified MCO, CompManagement Health Systems provides medical management services for workers' compensation claims, including, among other things, the following: a state-wide health care provider network; treatment guidelines and utilization review procedures; peer review and quality assurance programs; provider sanction and termination procedures; medical and vocational case management programs; utilization management programs; medical bill adjudication and payment procedures; dispute resolution procedures; provider, employer, and employee relations and education programs; and health care fraud detection and reporting programs. Because all workers' compensation claims are reimbursed by the Ohio Bureau of Workers' Compensation, CompManagement Health Systems does not assume any risk for the payment of medical or disability benefits to employees with respect to their workers' compensation claims.

                  For purposes of the following discussion, and except as otherwise described below, the revenues and expenses of CompManagement Health Systems have been consolidated with the revenues and expenses of CompManagement.

                  This discussion should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report and in the Company's Form 10-K for its fiscal year ended December 31, 1997. Except for historical information, all other information provided in this report is "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that any forward looking statements contained in this report, in a report incorporated by reference into this report, or made by management of the Company involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those expressed or implied. Certain factors that might cause such a difference include changes to Medicaid adversely affecting Health Power HMO, changes to the Health Partnership Program adversely affecting CompManagement Health Systems, and changes to group rating plans and programs adversely affecting CompManagement, as well as factors related to the Company's ability to comply with applicable governmental regulations, control health care costs, adequately estimate its incurred but not reported health care claims, retain key personnel, and compete in its various industries. These and other risks are further described in the Company's Form 10-K filed with the Securities and Exchange Commission for its fiscal year ended December 31, 1997.

RECENT DEVELOPMENTS

         Supervision by the Ohio Department of Insurance; Divestiture of HMO Operations

         On July 13, 1998, Health Power HMO was placed under supervision by the Ohio Department of Insurance ("ODI") because of its failure to meet Ohio's minimum statutory net worth requirements for health insuring corporations. Supervision is the lowest level of direct oversight by ODI. During the period of supervision, Health Power HMO will be restricted from engaging in various types of transactions without the consent of ODI. However, there can be no assurance that ODI will not begin liquidation proceedings at any time against Health Power HMO. If liquidation proceedings are commenced, Health Power HMO will be under the complete control of ODI.

         In addition, the Company's Board of Directors has authorized management to explore all opportunities for divestiture of the Company's HMO operations before the end of the year, and management is in discussions with a number of potential purchasers at the present time. However, there can be no assurance that a purchaser can be found for this business, or if found, that the Company will be able to sell the HMO on favorable terms and conditions.

         Reserve Adjustments

         Health Power HMO's health care costs include estimates of health care costs incurred but not yet reported or paid. Health Power HMO estimates a reserve amount quarterly and makes adjustments based upon a number of factors, including recent claim payment experience. Adjustments, if necessary, are made to health care costs in the period during which the actual claim costs are ultimately determined. Health Power HMO utilizes an actuary company to review the adequacy of its reserve estimates. As part of the recent quarterly reserve setting process, Health Power HMO increased its health care costs by $2.2 million for the second quarter of 1998, which increase included adjustments for the settlement of claims from prior quarters. This reserve estimate may be subject to further adjustments in subsequent quarters.

         NCQA Accreditation

         Health Power HMO received full (three year) accreditation from the National Committee for Quality Assurance ("NCQA"). Full accreditation is granted to plans that have well-established quality improvement programs and meet NCQA's rigorous standards. Health Power HMO had previously received a one-year accreditation.

         Sales and Exchange of Medicaid Membership; Exit from Northeast Service Area

         Health Power HMO has received approval from ODI and the Ohio Department of Human Services ("ODHS") for the transfer of the contract rights for its Montgomery County (Dayton), Ohio Medicaid membership to DayMed Health Maintenance Plan, Inc. ("DayMed") in exchange for DayMed's contract rights for that entity's Hamilton County (Cincinnati) Medicaid membership. In addition, Health Power HMO expects to receive cash of approximately $48,000 in the transaction. Under their respective provider agreements, Health

Power HMO and DayMed were providing health care services to approximately 3,800 Montgomery County Medicaid recipients and 4,800 Hamilton County Medicaid recipients, respectively, as of July 31, 1998.

         The contract rights for Health Power HMO's Medicaid membership in Cuyahoga (Cleveland) County were sold to Emerald HMO, Inc. effective June 1, 1998. In connection with such sale, 1,327 Medicaid members were transferred from Health Power HMO to Emerald HMO, Inc. for an aggregate purchase price of $431,275, which is included in interest income and other, in the financial statements. The Company exited the Northeast service area following the completion of this transaction because of insignificant membership remaining in that service area.

         The exchange of the contract rights for Health Power HMO's Butler County (between Dayton and Cincinnati) Medicaid membership and the contract rights for the Montgomery County (Dayton) Medicaid membership of Medical Mutual of Ohio was completed effective June 1, 1998. Under their respective provider agreements, Health Power HMO and Medical Mutual were providing health care services to approximately 400 Butler County Medicaid recipients and 700 Montgomery County Medicaid recipients, respectively as of April 30, 1998.

RESULTS OF OPERATIONS

         Three months ended June 30, 1998, compared to three months ended June 30, 1997

         The Company's revenues decreased $2.3 million, or 12.4 %, to $16.1 million during the second quarter of 1998, from $18.3 million for the same period in 1997, due to revenue decreases experienced by Health Power HMO. Health Power HMO's revenues decreased $3.4 million, or 24.9%, to $10.2 million during the second quarter of 1998, from $13.6 million for the same period in the prior year, due to a 29.1% decrease in member months, which offset a 6.0% increase in revenue per member months. The decrease in member months was the result of the termination of the State of Ohio employee commercial group contracts, the sale of the Medicaid membership in the Northeast service area, and involuntary terminations of OWF Medicaid members. Involuntary termination's relate to members who are no longer eligible to receive OWF Medicaid benefits. There has been an approximate 8.8% decrease in the number of eligible Medicaid recipients enrolled in the OWF Program in the counties Health Power HMO serves due to favorable economic conditions experienced in those counties. At June 30, 1998, Health Power HMO's Medicaid enrollment was 25,843, as compared to 33,914 at June 30, 1997 a decease of 23.8%, and its commercial enrollment was 2,048, as compared to 7,738 at June 30, 1998, a decrease of 73.5%. CompManagement's revenues increased $1.0 million, or 20.3%, to $5.9 million during the second quarter of 1998, as compared to $4.9 million in the same period in the prior year. This increase was primarily due to revenues from CompManagement Health Systems increasing $756,000, or 34.6%, to $2.9 million during the second quarter of 1998, as compared to $2.2 million in the same period in 1997, as a result of performance and incentive fees being paid quarterly in 1998 as compared to being paid once at year end in 1997. CompManagement's revenues increased $241,000, or 8.8%, to $3.0 million during the second quarter of 1998, from $2.7 million for the same period in 1997, as a result of an increase in the number of employers contracting for its services, in particular, employers participating in group rating plans.

         Health Power HMO's health care costs increased $671,000, or 6.1%, to $11.8 million during the second quarter of 1998, from $11.1 million for the same period in 1997. Health care costs, stated as a percentage of Health Power HMO's revenues (the "HMO medical loss ratio"), were 115.1% for the second quarter of 1998, as compared to 81.51% for the same period in the prior year. The increase in the HMO medical loss ratio was due to a 49.6% increase in the per member health care costs, which was partially offset by the aforementioned increase in the per member revenue of 6.0% during the second quarter of 1998, as compared to the same period in the prior year. The increase in per member health care costs was primarily due to the $2.2 million second quarter increase in health care cost, discussed above. See "Recent Developments--Reserve Adjustments." The increase in per member revenue resulted primarily from the July 1, 1997 capitation rate increase from ODHS.

        The Company's selling, general and administrative ("SGA") expenses increased $1.2 million, or 21.7%, to $6.9 million for the second quarter of 1998, from $5.7 million for the same period in 1997. CompManagement's SGA expenses increased $1.7 million, or 49.2%, to $5.2 million for the second quarter of 1998, from $3.5 million for the same period in the prior year. This increase was primarily the result of CompManagement Health Systems' SGA expenses increasing $1.4 million, or 87.7%, to $3.0 million for the second quarter of 1998, from $1.6 million for the same period in 1997. This increase was primarily due to a significant increase in salaries, commissions, benefits and contract labor, which increase was necessary to support its MCO operations. The balance of the increase in CompManagement's SGA expenses was to support the increase in the number of employers contracting for CompManagement's TPA services. Health Power HMO's SGA expenses decreased $492,000, or 22.8%, to $1.7 million for the second quarter of 1998, from $2.2 million for the same period in 1997. These SGA expenses, stated as a percentage of Health Power HMO's revenues (the "HMO administrative ratio"), were 16.3% for the second quarter of 1998, as compared to 15.9% for the same period in 1997. The improvement in the Health Power HMO's SGA expenses was the result of management's implementing a plan of action to turn around the HMO business. Among the actions implemented were a reduction in the number of HMO employees, limited use of contract labor, and cost savings in the areas of professional fees, transportation and advertising. The increase in administrative ratio was due to allocating the HMO's fixed SGA expenses over a substantially smaller revenue base.

        The Company's interest income and other increased approximately $382,000 to $746,000 for the second quarter of 1998, from $364,000 for the same period in the prior year. This increase resulted primarily from cash receipts during quarter two of 1998 associated with the company's HMO's sale of Medicaid members in Cuyahoga and Mahoning counties.

        The Company had an income tax benefit of $520,000 for the second quarter of 1998, as compared to an income tax expense of $304,000 for the same period in 1997. The second quarter of 1998 tax benefit was the result of a loss before income taxes of $1.8 million.

         As a result of the foregoing, the Company had a net loss of $1.3 million, or ($0.34) per share (diluted), for the second quarter of 1998, as compared to net income of $1.7 million, or $0.44 per share (diluted), during the same period in the prior year. There were 3,856,242 and 3,819,252 weighted average common diluted shares outstanding for the three months ended June 30, 1998 and 1997, respectively.

         Six months ended June 30, 1998, compared to six months ended June 30, 1997

         The Company's revenues decreased $1.9 million, or 5.2%, to $34.1 million during the first six months of 1998, from $36.0 million for the same period in 1997, due to revenue decreases experienced by Health Power HMO. Health Power HMO's revenues decreased $7.0 million, or 25.0%, to $21.0 million during the first six months of 1998, from $27.9 million for the same period in the prior year, due to a 28.6% decrease in member months, which offset a 5.1% increase in revenue per member months. The decrease in member months was the result of the termination of the State of Ohio employee commercial group contracts, elimination of unprofitable commercial accounts, the sale the Medicaid membership in the Northeast service area, and involuntary terminations of OWF Medicaid members. CompManagement's revenues increased $5.0 million, or 60%, to

$13.3 million during the first six months of 1998, from $8.3 million for the same period in the prior year. This increase was primarily due to revenues from CompManagement Health Systems increasing $4.4 million, or 153.8%, to $7.3 million during the first six months of 1998, as compared to $2.9 million in the same period in 1997. This increase was the result of the performance and incentive fees being paid quarterly in 1998 as compared to being paid once at year end in 1997, non-reoccurring revenue of $1.6 million recorded in the first quarter of 1998 and to CompManagement Health Systems being operational during all of the first six months of 1998 as compared to only four months in 1997 (March through June).

         Health Power HMO's health care costs decreased $3.2 million, or 12.7%, to $21.8 million during the first six months of 1998, from $25.0 million for the same period in 1997. The HMO medical loss ratio was 104.2% for the first six months of 1998, as compared to 89.5% for the same period in the prior year. The increase in the HMO medical loss ratio was due to a 22.4% increase in the per member health care costs, which was partially offset by the aforementioned increase in per member revenue of 5.1% during the first half of 1998, as compared to the same period in the prior. The increase in per member health care costs was primarily due to first and second quarter increase in health care cost claims, discussed above. See "Recent Developments--Reserve Adjustments." The increase in per member revenue resulted primarily from the July 1, 1997 capitation rate increase from ODHS.

        The Company's SGA expenses increased $3.3 million, or 32.1%, to $13.6 million for the first six months of 1998, from $10.3 million for the same period in 1997. CompManagement's SGA expenses increased $3.9 million, or 60.3 %, to $10.3 million for the first six months of 1998, from $6.4 million for the same period in the prior year. This increase was primarily the result of CompManagement Health Systems' SGA expenses increasing $3.1 million, or 114.2%, to $5.8 million for the first six months of 1998, from $2.7 million for the same period in 1997. This increase was primarily due to a significant increase in salaries, commissions, benefits and contract labor, which increase was necessary to support its MCO operations and to CompManagement Health Systems being operational for only four months in the 1997 six month period. The balance of the increase in CompManagement's SGA expenses was to support the increase in the number of employers contracting for CompManagement's services. Health Power HMO's SGA expenses decreased $582,000, or 15.2%, to $3.3 million for the first six months of 1998, from $3.8 million for the same period in 1997. The HMO administrative ratio was 15.5% for the first six months of 1998, as compared to 13.7% for the same period in 1997. The improvement in the Health Power HMO's SGA expenses was the result of management's implementing a plan of action to turn around the HMO business. The increase in the HMO administrative ratio was due to allocating the HMO's fixed SGA expenses over a substantially smaller revenue base.

        The Company's interest income and other increased approximately $406,000 to $1.0 million for the first six months of 1998, from $633,000 for the same period in the prior year. This increase resulted primarily from cash receipts during quarter two of 1998 associated with the sale of HMO Medicaid members in Cuyahoga and Mahoning counties.

        The Company's income tax expense decreased $193,000 to $122,000 for the first six months of 1998, from $314,000 for the same period in 1997. This decrease resulted from of a loss before taxes for Health Power HMO of $3.5 million. The Company files its income taxes on a consolidated basis.

         As a result of the foregoing, the Company had a net loss of $357,000, or ($0.09) per share (diluted), for the first six months of 1998, as compared to net income of $1.0 million, or $0.27 per share (diluted), during the same period in the prior year. There were 3,847,985 and 3,816,751 weighted average common diluted shares outstanding for the six months ended June 30, 1998 and 1997, respectively.

         Health Power HMO's operating results have been and may continue to be adversely affected by the potential occurrence of various factors, such as increases in reserve estimates, decreases in capitation rates from ODHS, increases in health care costs and decreases in the size of the Medicaid population. There can be no assurance that reserve estimates will not be subject to adjustments during 1998. While the Company does not anticipate capitation rate reductions from ODHS in 1998, as was experienced in 1995 and 1996, it anticipates only a slight increase in such rates to occur during the second half of 1998. However, there can be no assurance that health care costs will not increase at a rate in excess of such capitation rate increases. Furthermore, because of favorable economic conditions, Ohio has experienced, and continues to experience, a decrease in the number of eligible Medicaid recipients. This decrease in the number Medicaid recipients may continue to negatively impact Health Power HMO in 1998.

         Based upon the foregoing factors and the Company's most recent operating projections, it is not expected that the operations of Health Power HMO will be profitable during 1998. The Company's Board of Directors has authorized management to explore all opportunities for divestiture of the Company's HMO operations before the end of the year, and management is in discussions with a number of potential purchasers at the present time. However, there can be no assurance that a purchaser can be found for this business, or if found, that the Company will be able to sell the HMO on favorable terms and conditions. Furthermore, Health Power HMO has been placed under supervision by ODI because of its failure to meet Ohio's minimum statutory net worth requirements for health insuring corporations. There can be no assurance that ODI will not begin liquidation proceedings at any time against Health Power HMO. If liquidation proceedings are commenced, Health Power HMO will be under the complete control of ODI. See "Recent Developments--Supervision by the Ohio Department of Insurance; Divestiture of HMO Operations."

LIQUIDITY AND CAPITAL RESOURCES

        The Company finances its operations through internally generated funds, and its principal sources of cash have been contract and MCO revenues from CompManagement and CompManagement Health Systems, respectively, premium revenues from Health Power HMO, and investment income. The Company's principal capital needs are to fund ongoing operations.

         The Company's HMO needs to maintain necessary regulatory capital for its continued operation. At June 30, 1998, the statutory net worth of Health Power HMO was approximately ($1.5) million, which did not meet Ohio's $1.7 million minimum statutory net worth requirement. Health Power HMO has been placed under supervision by ODI effective as of July 13, 1998. Supervision is the lowest level of direct oversight by ODI. During the period of supervision, Health Power HMO will be restricted from engaging in various types of transactions without the consent of ODI.

        In June 1998, Health Power HMO received $431,275 in connection with the sale of contract rights for its Medicaid membership in Cuyahoga County. The HMO also anticipates receiving approximately $48,000 in October 1998, as part of the exchange of its contract rights for its Medicaid membership in Montgomery County. See "Recent Developments--Sale and Exchange of Medicaid Membership; Exit from Northeast Service Area."

        The Company had working capital of $2.0 million, at both June 30, 1998 and December 31, 1997. At June 30, 1998, cash and cash equivalents were $9.5 million, an increase of $1.1 million from $8.4 million at December 31, 1997. This increase was attributable primarily to the receipt of deferred revenue by

CompManagement during the first six months of 1998. The Company's cash and cash equivalents do not include statutory cash deposits segregated as required by ODI and ODHS. These deposits of $420,000 as of June 30, 1998, are included with other assets on the balance sheet.

         CompManagement leases a 70,000 square foot building in Dublin, Ohio. The lease restricts CompManagement's ability to distribute funds and/or assets to the Company or another affiliate unless CompManagement meets certain tangible net worth requirements.

         Net cash provided by operating activities was $1.1 million for the first half of 1998, as compared to $259,000 during the same period in the prior year. In general, changes from year to year in cash flow from operations are primarily due to changes in net earnings, health care costs payable, purchase of property and equipment, and deferred revenues. Many of these fluctuations are due to timing of cash receipts or payments. Because premium payments received prior to the month of coverage are recorded as deferred revenues, the extent of such receipts can cause fluctuations in the total amount of cash from month to month.

         The Company believes that internally generated funds will be sufficient to support the operations of CompManagement and CompManagement Health Systems during 1998. As mentioned above, the Company's HMO subsidiary has been placed under supervision by ODI because of its failure to meet Ohio's $1.7 million minimum statutory net worth requirements. In addition, the Company's Board of Directors has authorized management to explore all opportunities for divestiture of the Company's HMO operations before the end of the year, and management is in discussions with a number of potential purchasers at the present time. However, there can be no assurance that a purchaser can be found for this business, or if found, that the Company will be able to sell the HMO on favorable terms and conditions. Furthermore, there can be no assurance that ODI will not begin liquidation proceedings at any time against Health Power HMO. If liquidation proceedings are commenced, Health Power HMO will be under the complete control of ODI.

YEAR 2000 COMPLIANCE

         The Year 2000 Issue is the result of computer programs having been written using two digits rather than four to define the applicable year. Any of the computer programs used by the Company or its subsidiaries that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of uncertain duration in the Company's operations, including, among other things, an inability to process transactions or engage in normal business activities. The Company utilizes software and related computer technologies essential to its operations.

         The Company's management currently believes that the software systems utilized by the Company are either currently Year 2000 compliant or patches and upgrades are readily available to make such systems compliant. The Company does not believe that the cost of addressing the Year 2000 will materially effect the Company's business, operations, or financial condition or will require material expenditures for the Year 2000 compliance.

         In addition, Year 2000 issues relating to third parties with which the Company has a significant relationship could adversely impact the Company's operations. The Company has not yet determined the extent to which the third parties' systems may be vulnerable to Year 2000 issues and what impact, if any, these Year 2000 issues would have on the Company.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        Disclosure not currently required

                           Part II - Other Information

Item 1. Legal Proceedings

         On July 7, 1998, Health Power HMO, Inc. ("Health Power HMO") instituted a lawsuit against Central Benefits Administrators, Inc. ("Central Benefits Administrators") in the Common Pleas Court of Franklin County, Ohio. The lawsuit involves an administrative agreement between the parties pursuant to which Central Benefits Administrators was to perform various claims processing and payment service on behalf of Health Power HMO with respect to medical claims submitted by providers. The lawsuit alleges that Central Benefits Administrators failed to perform its services under the agreement. Health Power HMO is claiming breach of contract, negligence and fraud and is seeking compensatory damages in the amount of $1.6 million and punitive damages in the amount of $5.0 million. On or about August 6, 1998, Central Benefits Administrators filed a counterclaim against Health Power HMO involving the same administrative agreement. The counterclaim alleges breach of contract, fraudulent or negligent misrepresentations, and indemnification and is seeking $3.35 million in compensatory damages and $5.0 million in punitive damages. The lawsuit is in its formative stage, and no discovery has been undertaken to date by the parties.

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


                                      HEALTH POWER, INC.



DATE: AUGUST 14, 1998                 BY  /S/ BERNARD F.  MASTER, DO
                                      ------------------------------------------
                                            BERNARD F. MASTER, DO,  PRESIDENT,
                                            CHIEF OPERATING OFFICER AND CHAIRMAN
                                            OF THE BOARD








DATE: AUGUST  14,  1998

                                      BY  /S/ RONALD J. WURTZ
                                      ------------------------------------------
                                            RONALD J. WURTZ, CHIEF FINANCIAL
                                            OFFICER AND PRINCIPAL ACCOUNTING
                                            OFFICER