Form 10-K/A
period 1997-12-31
HEALTH POWER INC /DE/
filed 1998-08-21
CIK 917674

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)


(Mark One)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

                               HEALTH POWER, INC.

                                  FORM 10-K/A*
                                (Amendment No. 1)

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         Information regarding the executive officers of Health Power, Inc., a Delaware corporation (the "Company"), may be found under the caption "Executive Officers of the Registrant" immediately following Item 4 in Part I of the Form 10-K, and is also incorporated by reference into this Item 10.

         The following sets forth certain information regarding the directors of the Company:

         Name                                  Age     Positions with the Company
         ----                                  ---     --------------------------
         Dr. Bernard F. Master                 56      Chairman of the Board, President,
                                                       Chief Executive Officer, and Director

         Robert J. Bossart                     46      Director

         Dr. Elliott P. Feldman                59      Secretary and Director

         Robert S. Garek                       59      Director

         Crystal A. Kuykendall, Ph.D., J.D.    48      Director

         Frank R. Nutis                        76      Director

         Dr. Burt E. Schear                    75      Director

         Dr. Peter Somani                      50      Director

         Dr. Master has been Chairman of the Board, Chief Executive Officer, and a director of the Company since its formation in 1985, and President of the Company since January 1998. Dr. Master is the sole stockholder of a corporation which operated medical clinics which were providers for Health Power HMO, Inc., an Ohio corporation ("Health Power HMO"), which is a wholly owned subsidiary of the Company. See Item 13. Certain Relationships and Related Transactions.

         Mr. Bossart has been a director of the Company since 1995. Mr. Bossart has been Chief Executive Officer of CompManagement, Inc., an Ohio corporation ("CompManagement"), which is a wholly owned subsidiary of the Company, since September 1996, and prior to that, the President of CompManagement since its formation in 1984. CompManagement offers claims management, risk

------------------
* Items omitted from this Form 10-K/A (Amendment No. 1) are included in Health Power, Inc.'s Annual Report on Form 10-K for its fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998 (the "Form 10-K").

management, and medical cost containment services to employees with respect to workers' compensation and unemployment compensation claims. Mr. Bossart is also Chief Executive Officer of CompManagement Health Systems, Inc., an Ohio corporation ("CompManagement Health Systems"), which is a wholly owned subsidiary of the Company, since it initiated operations in September 1996. CompManagement Health Systems is certified as a state-wide managed care organization under Ohio's Health Partnership Program, a managed care workers' compensation program.

         Dr. Feldman has been the Secretary and a director of the Company since its formation in 1985. Since 1965, Dr. Feldman has been a practicing physician in Columbus, Ohio. Dr. Feldman is the sole stockholder of two corporations which each operate a medical clinic which are providers for Health Power HMO. See Item
13. Certain Relationships and Related Transactions.

         Mr. Garek has been a director of the Company since 1986. Mr. Garek has been a principal of R.S. Garek & Associates, a real estate development firm, since 1997, and prior to that, a partner in Feibel-Garek Realtors, a real estate development firm, since 1965.

         Dr. Kuykendall has been a director of the Company since 1995. Dr. Kuykendall has been the president of Kreative & Innovative Resources for Kids, Inc., a company which provides products and services to advance the technical development of youths, since 1990.

         Mr. Nutis has been a director of the Company since 1986. Mr. Nutis has been the president of Nutis Press, Inc., a printing and lithograph company, since 1949.

         Dr. Schear has been a director of the Company since 1991. Dr. Schear is a retired physician. Dr. Schear is a 50% stockholder and president of Burt E. Schear, M.D. & Associates, Inc., a professional corporation which operates three medical clinics which are providers for Health Power HMO. See Item 13. Certain Relationships and Related Transactions.

         Dr. Somani has been a director of the Company since 1997. Since 1997, Dr. Somani has served as a consultant to the health care industry and a lecturer on health care related issues. From 1992 to 1997, Dr. Somani served as the director of the Ohio Department of Health, a state agency with concurrent regulatory authority over, among other things, health insuring corporations, and from 1991 to 1992, he served as an assistant director of that Department. Dr. Somani has also served as a professor of medicine and pharmacology at the Medical College of Ohio, Toledo, Ohio (1980 to 1990), and the University of Miami School of Medicine, Miami, Florida (1974 to 1980).


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons owning more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% stockholders are required by the Securities and Exchange Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during 1997 all Section 16(a) filing requirements applicable to its officers, directors, and greater than 10% stockholders were complied with by such persons, except as follows: Dr. Master failed to timely report a gift of 4,000 shares of Common Stock made to a charitable organization in July 1996; and each of Messrs. Bossart, Wagner, and Kurth failed to timely report their receipt of 4,642, 4,286, and 3,214 options, respectively, granted to each of them under the Company's Executive Performance Stock Option Plan in July 1996.

ITEM 11.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         Set forth below is summary information regarding the annual and long-term compensation of the Company's chief executive officer and its four most highly compensated executive officers, other than the chief executive officer, at the end of 1997:

                                                                          Long-Term
                                                                         Compensation
                                                                            Awards
                                                                         ------------
                                          Annual Compensation               Shares
                                     ----------------------------------   Underlying
Name and Principal                                       Other Annual       Options      All Other
     Position                 Year   Salary(1)  Bonus   Compensation(2)     Granted   Compensation(3)
------------------            ----   ---------  -----   ---------------   ----------  ---------------
Dr. Bernard F. Master         1997   $192,000   $ -0-      $    -0-           3,472       $  638
Chairman of the Board,        1996   $184,250   $ -0-      $    -0-          11,452       $1,382
President and Chief           1995   $161,829   $ -0-      $    -0-          10,274       $1,357
Executive Officer of the
Company

Robert J. Bossart             1997   $178,031   $ -0-      $815,968           2,031       $2,250
Chief Executive Officer       1996   $163,455   $ -0-      $ 96,581           4,642       $1,687
of CompManagement             1995   $154,001   $ -0-      $ 57,707           8,000       $2,250
and CompManagement
Health Systems

Jonathan R. Wagner            1997   $165,309   $ -0-      $828,691           1,875       $2,589
President of                  1996   $151,775   $ -0-      $154,331           4,286       $1,781
CompManagement                1995   $142,986   $ -0-      $116,301           8,000       $2,250

Richard T. Kurth              1997   $133,380   $ -0-      $860,620           1,406       $2,688
Executive Vice President      1996   $122,460   $ -0-      $ 54,056           3,214       $1,714
of CompManagement             1995   $115,915   $ -0-      $ 39,174           4,000       $2,250


Thomas E. Beaty, Jr.(4)       1997   $160,000   $ -0-      $    -0-          15,624       $1,561
President and Chief           1996   $172,854   $ -0-      $    -0-          16,894       $1,223
Operating Officer of the      1995   $137,847   $ -0-      $    -0-           6,764       $1,500
Company

---------------------

(1) Includes amounts contributed by the named executive officer to 401(k) retirement plans.

(2) Other compensation represents sales commissions paid to Messrs. Bossart, Wagner, and Kurth under their respective employment agreements. Sales commissions are based upon a percentage of revenues of CompManagement and CompManagement Health Systems which are attributable to new business generated by such person. CompManagement Health Systems generated $11.3 million in revenues during 1997, its first year of operations, all of which constituted new business.

(3) Represents amounts contributed as matching contributions to 401(k) retirement plans.

(4) Mr. Beaty resigned as an officer and director of the Company on February 6, 1998.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth all grants of stock options to the executive officers named in the Summary Compensation Table during 1997:

                                                  Individual Grants
                             ------------------------------------------------------------
                             Number of        % of Total                                       Potential Realizable Value
                             Securities         Options                                        at Assumed Annual Rates of
                             Underlying       Granted to                                        Stock Price Appreciation
                              Options        Employees in     Exercise or                          for Option Term(2)
          Name                Granted           Fiscal        Base Price       Expiration          -----------------
          ----                  (#)              Year          ($/Sh)(1)          Date              5% ($)   10% ($)
                              -------            ----          ---------          ----              ------   -------
Dr. Bernard F. Master           3,472             4.9%           $4.00          04/15/07           $ 8,734   $22,134
Robert J. Bossart               2,031             2.9%           $4.00          04/15/07           $ 5,109   $12,948
Jonathan R. Wagner              1,875             2.6%           $4.00          04/15/07           $ 4,717   $11,953
Richard T. Kurth                1,406             2.0%           $4.00          04/15/07           $ 3,537   $ 8,963
Thomas E. Beaty, Jr.           15,624            22.1%           $4.00          04/15/07           $39,303   $99,602

-------------------

(1) The per share exercise price is equal to the fair market value of the shares of Common Stock on the date of grant.

(2) The dollar amounts under the 5% and 10% columns in the table are the result of calculations required by the rules of the Securities and Exchange Commission.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION
VALUES

         The following table sets forth stock option exercises during 1997 by the executive officers named in the Summary Compensation Table and the value of in-the-money stock options held by those individuals as of December 31, 1997:

                                                       Number of Shares
                                                          Underlying        Value of Unexercised
                                                      Unexercised Options  In-the-Money Options at
                                             Value     at 12/31/97 (#) --      12/31/97 ($) --
                           Shares Acquired  Realized     Exercisable /          Exercisable /
         Name              on Exercise (#)   ($)(1)      Unexercisable         Unexercisable(2)
         ----              ---------------   ------      -------------         ----------------
Dr. Bernard F. Master            -0-           -0-       13,556/31,250             $0/$3,472
Robert J. Bossart                -0-           -0-        2,000/12,673             $0/$2,031
Jonathan R. Wagner               -0-           -0-        2,000/12,161             $0/$1,875
Richard T. Kurth                 -0-           -0-        1,000/ 7,620             $0/$1,406
Thomas E. Beaty, Jr.             -0-           -0-       18,209/40,681            $0/$15,624

-----------------------

(1) Aggregate market value of the shares of Common Stock covered by the option less the aggregate price paid by the executive officer.

(2) The value of in-the-money options was determined by subtracting the exercise price from the closing price of the Common Stock as of December 31, 1997.

EMPLOYMENT AGREEMENTS; TERMINATION OF EMPLOYMENT

         Dr. Bernard F. Master, the Company's Chairman, President, and Chief Executive Officer, has had successive one-year employment agreements since 1991 pursuant to which he serves as chairman. The term of his current agreement as chairman expires in May 1999. Dr. Master's annual base salary under this employment agreement is $192,000. This employment agreement provides him with disability insurance benefits in addition to those benefits provided to all of the Company's personnel and a discretionary cash bonus in an amount determined by the Company's Compensation Committee. Under his employment agreement, Dr. Master receives "Formula Vesting Options" under the Health Power, Inc. 1994 Executive Performance Stock Option Plan, as amended (the "Executive Plan"), exercisable for a number of shares of Common Stock determined to be appropriate by the Company's Compensation Committee, which shares vest in accordance with the formula calculations set forth in the Executive Plan. Since January 1998, Dr. Master has also had an additional one-year employment agreement pursuant to which he serves as president. This employment agreement, which expires in January 1999, provides for an annual base salary of $120,000. In connection with such employment agreement, Dr. Master also received "Discretionary Vesting Options" under the Executive Plan exercisable for 20,000 shares of Common Stock. Such options vest in accordance with the provisions of the Executive Plan.

         Robert J. Bossart, the Chief Executive Officer of CompManagement and CompManagement Health Systems, has an employment agreement which expires in December 1999. Mr. Bossart's employment agreement provides for the payment of an annual salary of $156,168 (subject to periodic increases) plus sales commissions. Mr. Bossart has also agreed to abide by certain noncompetition and confidentiality provisions. If Mr. Bossart's employment is terminated for any reason other than just cause, or is terminated at the end of the five-year term of the agreement, then Mr. Bossart will receive one of the following amounts:
(a) if prior to such termination there has been a change in control of the Company, an amount equal to two times his base salary plus two times the commissions earned by him for the last full performance year of his employment; or (b) in any other event, an amount equal to two times his base salary plus the commissions earned by him during the one-year period immediately prior to such termination. Severance benefits also include the receipt of fringe benefits otherwise receivable under the agreement until the earlier of two years after the date of termination or the date any such benefit is provided by another employer. Mr. Bossart also receives Formula Vesting Options and Discretionary Vesting Options under the Executive Plan pursuant to his employment agreement. The number of shares of Common Stock subject to Formula Vesting Options and Discretionary Vesting Options granted each year is based upon (a) a percentage of maximum cash bonus established for that year for the president of Health Power Management Corporation, an Ohio corporation ("HPMC"), and (b) the number of such Options previously granted to Mr. Bossart which received accelerated vesting treatment from prior years. The shares of Common Stock subject to the Formula Vesting Options and the Discretionary Vesting Options vest in the manner set forth in the Executive Plan. Mr. Bossart is also entitled to participate in cash bonus arrangements generally made available to all of the Company's personnel.

         Jonathan R. Wagner, the President of CompManagement, has an employment agreement which expires in December 1999. Mr. Wagner's employment agreement provides for the payment of an annual salary of $145,008 (subject to periodic increases) plus sales commissions. Mr. Wagner has also agreed to abide by certain noncompetition and confidentiality provisions. If Mr. Wagner's employment is terminated for any reason other than just cause, or is terminated at the end of the term of the agreement, then Mr. Wagner is to receive one of the following amounts: (a) if prior to such termination there has been a change in control of the Company, an amount equal to two times his base salary plus two times the commissions earned by him for the last full performance year of his employment; or (b) in any other event, an amount equal to two times his base salary plus the commissions earned by him during the one-year period immediately prior to such termination. Severance benefits also include the receipt of fringe benefits otherwise receivable under the agreement until the earlier of two years after the date of termination or the date any such benefit is provided by another employer. Mr. Wagner also receives Formula Vesting Options and

Discretionary Vesting Options under the Executive Plan pursuant to his employment agreement. The number of shares of Common Stock subject to Formula Vesting Options and Discretionary Vesting Options granted each year is based upon (a) a percentage of the maximum cash bonus established for that year for the president of HPMC and (b) the number of such Options previously granted to Mr. Wagner which received accelerated vesting treatment from prior years. The shares of Common Stock subject to the Formula Vesting Options and the Discretionary Vesting Options vest in the manner set forth in the Executive Plan. Mr. Wagner also is entitled to participate in cash bonus arrangements generally made available to all of the Company's employees.

         Richard T. Kurth, the Executive Vice President of CompManagement, has an employment agreement which expires in December 1999. Mr. Kurth's employment agreement provides for the payment of an annual salary of $117,000 (subject to periodic increases) plus sales commissions. Mr. Kurth has also agreed to abide by certain noncompetition and confidentiality provisions. If Mr. Kurth's employment is terminated for any reason other than just cause, or is terminated at the end of the five-year term of the agreement, then Mr. Kurth is to receive one of the following amounts: (a) if prior to such termination there has been a change in control of the Company, an amount equal to two times his base salary plus two times the commissions earned by him for the last full performance year of his employment; or (b) in any other event, an amount equal to two times his base salary plus the commissions earned by him during the one-year period immediately prior to such termination. Severance benefits also include the receipt of fringe benefits otherwise receivable under the agreement until the earlier of two years after the date of termination or the date any such benefit is provided by another employer. Mr. Kurth also receives Formula Vesting Options and Discretionary Vesting Options under the Executive Plan pursuant to his employment agreement. The number of shares of Common Stock subject to Formula Vesting Options and Discretionary Vesting Options granted each year is based upon (a) a percentage of the maximum cash bonus established for that year for the president of HPMC and (b) the number of such Options previously granted to Mr. Kurth which received accelerated vesting treatment from prior years. The shares of Common Stock subject to the Formula Vesting Options and the Discretionary Vesting Options vest in the manner set forth in the Executive Plan. Mr. Kurth also is entitled to participate in cash bonus arrangements generally made available to all of the Company's employees.

         Thomas E. Beaty, Jr. served as President and Chief Operating Officer of the Company pursuant to a one-year employment agreement ending April 30, 1998. Mr. Beaty resigned these offices, as well as his position as director of the Company, on February 6, 1998. Under his severance agreement, Mr. Beaty received the following: (i) payment of his base salary through July 31, 1998; (ii) payment of $20,000 for executive out-placement services; (iii) health insurance coverage up to October 31, 1999; (iv) payment of his unused vacation time; (v) payment of the 1998 premiums for a $400,000 face amount term life insurance policy covering his life; and (vi) accelerated vesting of options for 15,624 shares of Common Stock issued to him in 1997 under the Executive Plan (the options have an exercise price of $4.00 per share). Under the terms of the employment agreement in place at the time of his resignation, Mr. Beaty's annual base salary was $160,000. Mr. Beaty's employment agreement also provided for cash and stock option incentive bonuses. Mr. Beaty relinquished his right to any such bonuses under the terms of the severance arrangement.

COMPENSATION OF DIRECTORS

         Directors who are employees receive no separate compensation for their services as a director. Outside directors of the Company (persons who are not employees of the Company or any of its subsidiaries) receive an annual retainer fee of $3,000, $500 for each Board or committee meeting attended, and the reimbursement of travel expenses. In accordance with the Company's 1996 Directors Stock Award and Purchase Plan, outside directors also receive an annual award of Common Stock equal in value to $3,000 (determined as of the end of the year for which the award is to be made). Under this plan, outside directors receive 50% of their cash annual retainer fee and 50% of their quarterly meeting fees in the form of Common Stock, and they have the option to receive a greater percentage of such fees in the form of Common Stock. Outside directors can also elect to receive all or a specified percentage of their other fees (such as special board or committee meeting fees) in the form of Common Stock. The number of shares awarded is determined by dividing the dollar amount of the fees to be received in the form shares of Common Stock by the last reported sale price of the Common Stock on the Nasdaq National Market system as of the last trading day prior to the date on which the applicable Board meeting is held. In addition, outside directors receive stock options under the Company's 1993 Directors' Stock Option Plan. Under this plan, promptly following each annual meeting of stockholders of the Company, each eligible director is granted an option to purchase 1,000 shares of Common Stock at the fair market value of such shares on the last trading day prior to the annual meeting preceding the date of grant. Options are immediately exercisable in whole or in part and must be exercised within ten years of the grant date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Robert S. Garek, Crystal A. Kuykendall, and Frank R. Nutis serve as members of the Compensation Committee. No executive officer of the Company served during 1997 as a member of a compensation committee or as a director of any entity of which any of the Company's directors served as an executive officer.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of 5% or more of the Common Stock,
(ii) each director and each executive officer named in the Summary Compensation Table (see Item 11), and (iii) all executive officers and directors as a group:

Name and Address of                  Amount and Nature of
Beneficial Owner                    Beneficial Ownership(1)     Percent of Class
-------------------                 -----------------------     ----------------

Dr. Bernard F. Master                     1,203,892(2)               31.3%
560 East Town Street
Columbus, Ohio  43215

Heartland Advisors, Inc.                    646,900(3)               16.9%
790 North Milwaukee St.
Milwaukee, Wisconsin 53202

Robert J. Bossart                           295,581(4)                7.7%
6377 Emerald Parkway
Dublin, Ohio  43016

Jonathan R. Wagner                          295,581                   7.7%
6377 Emerald Parkway
Dublin, Ohio  43016

Richard T. Kurth                             59,716                   1.6%

Thomas E. Beaty, Jr.                        103,824(4)                2.7%

Dr. Elliott P. Feldman                       91,830                   2.4%

Robert S. Garek                              21,836                    *

Crystal A. Kuykendall, Ph.D., J.D.            6,200                    *

Frank R. Nutis                               31,013                    *

Dr. Burt E. Schear                           75,460                   2.0%

Dr. Peter Somani                              2,018                    *

All executive officers and                2,156,733                  55.1%
directors as a group (12 persons)

----------------

*Less than 1%

(1) Beneficial ownership was determined as of July 15, 1998, except as otherwise indicated in the notes to this table. The persons named in this table and/or their spouses have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by the named person, except as otherwise indicated in the notes to this table. This table does not include options for Common Stock which were not exercisable as of the date beneficial ownership was determined or were not exercisable within 60 days of such date. For the following persons, this table includes the following number of shares of Common Stock which could be acquired upon the exercise of options which were exercisable as of the date beneficial ownership was determined or were exercisable within 60 days of such date: Dr. Master -- 13,556 shares; Mr. Bossart -- 4,000 shares; Mr. Wagner -- 4,000 shares; Mr. Kurth -- 2,000 shares; Dr. Feldman -- 17,614 shares; Mr. Garek -- 13,880 shares; Dr. Kuykendall -- 3,000 shares; Mr. Nutis -- 15,325 shares; Dr. Schear -- 9,663 shares; and Dr. Somani -- 1,000 shares.

(2) Includes 1,400 shares owned by a trust of which Dr. Master is the trustee.

(3) Beneficial ownership was determined as of December 31, 1997, and is based upon a Schedule 13G filed by Heartland Advisors, Inc. with the Securities and Exchange Commission. Heartland Advisors, Inc. is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940.

(4) Beneficial ownership was determined as of February 6, 1998, the date Mr. Beaty resigned as an officer and director of the Company. Mr. Beaty's shares include 100 shares of Common Stock held by Mr. Beaty as custodian for his grandchild and 33,833 shares which could be acquired upon the exercise of options which were exercisable as of February 6, 1998 or were exercisable within 60 days of such date.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Health Power HMO has entered into provider agreements with a number of physician groups affiliated with the Company's medical director and certain of its officers and directors. These provider agreements are on the same terms and conditions as Health Power HMO's provider agreements with unaffiliated physicians or physician groups. Affiliation with these providers by members of management of the Company may result in certain conflicts of interest between the Company and such individuals, such as with respect to the annual adjustment of provider fees. Such affiliated physician groups are Parsons Avenue Medical Clinic, Inc. and Westland Family Practice, Inc., both of which Dr. Elliott P. Feldman is the sole stockholder; Burt E. Schear, M.D. & Associates, Inc., of which Dr. Burt E. Schear is a 50% stockholder; and Child Care Consultants, Inc., of which Dr. James E. Foy, the medical director of

Health Power HMO, is a 50% stockholder. In addition, prior to April 1998, Affiliated Medical Practices, Inc., a corporation in which Dr. Bernard F. Master is the sole stockholder, owned Over-The-Rhine Family Practice and Fairmont Family Practice, and prior to April 1997, this corporation owned Master Family Practice and Main Street MedCenter, all of which were providers for Health Power HMO. For the fiscal year ended December 31, 1997, payments under provider agreements to affiliated physician groups amounted to $1,757,061. During such period, physician groups affiliated with the following members of management of the Company received the following amounts under their provider agreements: Dr. Bernard F. Master, $1,100,512; Dr. Elliott P. Feldman, $168,944; Dr. Burt E. Schear, $242,477; and Dr. James E. Foy, $245,128.

         Under its provider agreement with Health Power HMO, Affiliated Medical Practices, Inc., a corporation in which Dr. Bernard F. Master is the sole stockholder, agreed to provide medical services exclusively to members of Health Power HMO. In exchange for this exclusivity arrangement, Affiliated Medical Practices, Inc. received additional capitation payments from Health Power HMO. During the fiscal year ended December 31, 1997, such additional capitation payments amounted to $135,005. This exclusivity arrangement is offered to all of Health Power HMO's other primary care physicians or physician groups.

         The Company has entered into contracts to provide health care services to the employees and their dependents of physician groups affiliated with the Company's medical director and certain of its officers and directors. These contracts are substantially on the same terms as contracts with other employer groups. The commercial premiums from such physician groups amounted to $83,467 for 1997.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HEALTH POWER, INC.

Date:  August 20, 1998          By /s/ Dr. Bernard F. Master
                                   ---------------------------------------------
                                   Dr. Bernard F. Master, Chairman of the Board, Chief Executive Officer, and President