Form 10-Q
period 1998-09-30
HEALTH POWER INC /DE/
filed 1998-11-12
CIK 917674

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ____________________________.



Commission file number: 0-23220
                        -------



                               Health Power, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    31-1145640
------------------------------------------  ------------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

  1209 Orange Street, Wilmington, Delaware                 19801
------------------------------------------  ------------------------------------
  (Address of principal executive offices)                Zip Code


                                 (302) 636-7593
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock, $0.01 Par Value                       3,831,561
------------------------------------------  ------------------------------------
               Class                           Outstanding at November 5, 1998

                       HEALTH POWER, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                         PAGE

PART I.         FINANCIAL INFORMATION

                Item 1.     Financial Statements

                            Consolidated Balance Sheets - as of                                          3 & 4
                                     September 30, 1998 and December 31, 1997

                            Consolidated Statements of Operations for the                                  5
                                     three months ended and nine months ended
                                     September 30,1998 and September 30, 1997

                            Consolidated Statements of Cash Flows - for the nine months                    6
                                     ended September 30,1998 and September  30, 1997

                            Notes to the Consolidated Financial Statements                                 7

                Item 2.     Management's Discussion and Analysis of Financial                              9
                            Condition and Results of Operations

                Item 3.         Quantitative and Qualitative Disclosures about Market Risk                15

PART II.
                OTHER INFORMATION

                Item 6.       Exhibits and Reports on Form 8-K                                            16

                Signatures                                                                                17

              PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                       HEALTH POWER, INC. AND SUBSIDIARIES

   CONSOLIDATED BALANCE SHEETS as of September 30, 1998 and December 31, 1997


                                           September 30, 1998       December 31,
                        ASSETS                 (Unaudited)              1997
                        ------                 -----------              ----


Current assets:
  Cash and cash equivalents                    $12,304,166           $ 8,334,729
  Accounts and notes receivable                  3,254,190             5,277,502
  Deferred commissions                              44,070                44,490
  Other assets                                   1,177,976             1,172,979
                                               -----------           -----------


        Total current assets                    16,780,402            14,829,700
                                               -----------           -----------


Property and equipment, net                      3,281,914             3,151,104
Other assets                                     1,791,302             2,444,052
                                               -----------           -----------

          Total assets                         $21,853,618           $20,424,856
                                               ===========           ===========







     The accompanying notes are an integral part of the financial statements

                                                      September 30, 1998         December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                       (Unaudited)               1997
------------------------------------                       -----------               ----

Current liabilities:
  Health care costs payable                                $  7,876,835          $  6,688,029
  Deferred revenues                                           5,130,795             3,902,493
  Accounts payable                                            1,308,987             1,784,678
  Accrued commissions                                            44,558                85,036
  Taxes payable                                                  67,741               218,547
  Accrued expenses and other liabilities                        377,731               181,252
                                                           ------------          ------------

      Total current liabilities                              14,806,647            12,860,035
                                                           ------------          ------------


Stockholders' equity:
  Common stock                                                   38,311                38,205
  Additional paid-in capital                                 10,800,094            10,743,643
  Retained (deficit)                                         (3,791,434)           (3,217,027)
                                                           ------------          ------------

      Total stockholders' equity                              7,046,971             7,564,821
                                                           ------------          ------------

        Total liabilities and stockholders' equity         $ 21,853,618          $ 20,424,856
                                                           ============          ============







     The accompanying notes are an integral part of the financial statements

                       HEALTH POWER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              (Unaudited)                                (Unaudited)
                                                           Three Months Ended                          Nine Months Ended
                                                              September 30,                              September 30,
                                                        1998                 1997                  1998                   1997
                                                        ----                 ----                  ----                   ----


Revenues:                                           $ 15,113,400          $ 19,106,523          $ 49,217,082          $ 55,062,351
                                                    ------------          ------------          ------------          ------------

Expenses:
  Health care costs                                    8,211,976            14,354,891            30,036,844            39,348,710
  Selling, general and administrative                  7,247,128             6,304,705            20,801,317            16,567,460
                                                    ------------          ------------          ------------          ------------


                                                      15,459,104            20,659,596            50,838,161            55,916,170
                                                    ------------          ------------          ------------          ------------

      (Loss) from operations                            (345,704)           (1,553,073)           (1,621,079)             (853,819)
Interest income and other, net                           196,215               305,525             1,236,032               938,859
                                                    ------------          ------------          ------------          ------------


      (Loss) income before income taxes                 (149,489)           (1,247,548)             (385,047)               85,040

Federal, state and local income
  tax expense (benefit)                                   67,775            (2,532,336)              189,360            (2,218,145)
                                                    ------------          ------------          ------------          ------------

        Net (loss) income                           ($   217,264)         $  1,284,788          ($   574,407)         $  2,303,185
                                                    ============          ============          ============          ============


Net (loss) income per common share, basic           ($      0.06)         $       0.34          ($      0.15)         $       0.60
                                                    ============          ============          ============          ============

Net (loss) income per common share, diluted         ($      0.06)         $       0.33          ($      0.15)         $       0.60
                                                    ============          ============          ============          ============


     The accompanying notes are an integral part of the financial statements

                       HEALTH POWER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                            (Unaudited)

                                                                      1998                  1997
                                                                      ----                  ----


     Net cash provided by (used in) operating activities:         $  4,083,426          ($ 5,423,553)
                                                                  ------------          ------------


Cash flows (used in) provided by investing activities:

   Construction of Building in process                                                       (96,779)
   Proceeds from sale of assets                                                                5,080
   Purchase of furniture and equipment                                (673,247)             (872,998)
   Other assets                                                        502,701              (814,406)
                                                                  ------------          ------------

     Net cash used in investing activities                            (170,546)           (1,779,103)
                                                                  ------------          ------------

Cash flows provided by financing activities:

   Issuance of common stock                                             56,557                32,453

     Net cash provided by financing activities                          56,557                32,453
                                                                  ------------          ------------

    Net increase (decrease) in cash and cash equivalents             3,969,437            (7,170,203)

Cash and cash equivalents, beginning of period                       8,334,729            13,928,640
                                                                  ------------          ------------

       Cash and cash equivalents, end of period                   $ 12,304,166          $  6,758,437
                                                                  ============          ============


     The accompanying notes are an integral part of the financial statements

                       HEALTH POWER, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements are unaudited and have been prepared by Health Power, Inc. In the opinion of management, they contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented. The results of operations for the period ended September 30, 1998 are not necessarily indicative of operating results for a full year.

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

2. In June 1997, the Financial Accounting Standards Board FASB issued SFAS No. 130 "Reporting Comprehensive Income". This statement, which is effective for the year ended December 31, 1998, requires the reporting of comprehensive income and its components in an additional full set of general-purpose financial statements. There are no components of comprehensive income as outlined by the statement for the periods ended September 30, 1998 and 1997, respectively.

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

3.   Supplemental Disclosures for Earnings Per Share:

                                                                                       THREE MONTHS ENDED
                                                                                   1998                 1997
        Basic:

             Earnings:
                   Net (loss) income                                             ($217,264)         $ 1,284,788
             Shares:
                   Weighted average common shares outstanding                    3,831,151            3,819,927
             Net (loss) income per common share, basic                              ($0.06)         $      0.34
                                                                               ===========          ===========
        Diluted:
             Earnings:
                   Net (loss) income                                             ($217,264)         $ 1,284,788
             Shares:
                   Weighted average common shares outstanding                    3,831,151            3,819,927
                   Add:  dilutive effect of outstanding options                        866               31,453
                                                                               -----------          -----------
                   Weighted average common shares outstanding, diluted           3,832,017            3,851,380
                   Net (loss) income per common share, diluted                      ($0.06)         $      0.33
                                                                               ===========          ===========

                                                                                       NINE MONTHS ENDED
                                                                                   1998                 1997
        Basic:
             Earnings:
                   Net (loss) income                                             ($574,407)         $ 2,303,185
             Shares:
                   Weighted average common shares outstanding                    3,827,074            3,817,780
             Net (loss) income per common share, basic                              ($0.15)         $      0.60
                                                                               ===========          ===========
        Diluted:
             Earnings:
                   Net (loss) income                                             ($574,407)         $ 2,303,185
             Shares:
                   Weighted average common shares outstanding                    3,827,074            3,817,780
                   Add:  dilutive effect of outstanding options                     15,688                8,417
                                                                               -----------          -----------
                   Weighted average common shares outstanding, diluted           3,842,762            3,826,197
                   Net (loss) income per common share, diluted                      ($0.15)         $      0.60
                                                                               ===========          ===========

Item 2.           Management's Discussion and Analysis of Financial Condition
-------           -----------------------------------------------------------
                  and Results of Operations
                  -------------------------


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

         CompManagement Health Systems is certified as a state-wide managed care organization (an "MCO") under Ohio's Health Partnership Program, a managed care workers' compensation program. It began offering its MCO services in March 1997, and currently serves approximately 19,800 employers located throughout Ohio. As a state-certified MCO, CompManagement Health Systems provides medical management services for workers' compensation claims, including, among other things, the following: a state-wide health care provider network; treatment guidelines and utilization review procedures; peer review and quality assurance programs; provider sanction and termination procedures; medical and vocational case management programs; utilization management programs; medical bill adjudication and payment procedures; dispute resolution procedures; provider, employer, and employee relations and education programs; and health care fraud detection and reporting programs. Because all workers' compensation claims are reimbursed by the Ohio Bureau of Workers' Compensation, CompManagement Health Systems does not assume any risk for the payment of medical or disability benefits to employees with respect to their workers' compensation claims.

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

RECENT DEVELOPMENTS

         Sales of Medicaid Membership

         On October 29, 1998, Health Power HMO entered into a definitive agreement to sell its contract rights and interests for its Medicaid membership in Hamilton County (Cincinnati) to Dayton Area Health Plan, a not-for-profit Ohio corporation ("DAHP"). Pursuant to its provider agreement with the Ohio Department of Human Services ("ODHS"), Health Power HMO is providing health care services to approximately 15,000 Medicaid recipients in Hamilton County as of October 31, 1998. This transaction is subject to a number of conditions, including approvals from the Ohio Department of Insurance ("ODI") and ODHS. Health Power anticipates the transaction will be completed during either the fourth quarter of 1998 or the first quarter of 1999.

         The Company's management is currently in serious discussions with a potential purchaser for its Franklin County (Columbus) Medicaid membership and its related license. However, no definitive agreement has been reached and the timing of any such agreement is uncertain.

         The previously announced exchange of the contract rights for Health Power HMO's Montgomery County (Dayton) Medicaid membership for the Hamilton County (Cincinnati) Medicaid membership of DayMed Health Maintenance Plan, Inc. ("DayMed") was completed effective October 1, 1998. Under their respective provider agreements, Health Power HMO and DayMed were providing health care services to approximately 3,090 Montgomery County Medicaid recipients and 3,735 Hamilton County Medicaid recipients. Health Power HMO is also to receive approximately $44,820 in this transaction. Effective with this transfer, Health Power HMO exited the Dayton service area for providing health care services to Medicaid recipients.

         Health Care Costs Adjustments

         Health Power HMO's health care costs include reserve estimates of health care costs incurred but not yet reported or paid. Health Power HMO estimates this reserve amount quarterly and makes adjustments based upon a number of factors, including recent claim payment experience. Adjustments, if necessary, are made to health care costs in the period during which the actual claim costs are ultimately determined. Health Power HMO utilizes an actuary company to review the adequacy of its reserve estimates. As part of the recent quarterly reserve setting process, Health Power HMO decreased its health care costs by $435,000 for the third quarter of 1998, which decrease included adjustments for the settlement of claims from prior quarters. This reserve estimate may be subject to further adjustments in subsequent quarters.

RESULTS OF OPERATIONS

         Three months ended September 30, 1998, compared to three months ended September 30, 1997

         The Company's revenues decreased $4.0 million, or 20.9%, to $15.1 million during the third quarter of 1998, from $19.1 million for the same period in 1997. Health Power HMO's revenues decreased $4.5 million, or 32.6%, to $9.3 million during the third quarter of 1998, from $13.8 million for the same period in the prior year, due to a 33.4% decrease in member months, which offset a 1.1% increase in revenue per member months. The decrease in member months was the result of the termination of the State of Ohio employee commercial group accounts, the sale of its Medicaid memberships in the Northeast service area and Butler County, and involuntary terminations of OWF Medicaid members. Involuntary terminations relate to members who are no longer eligible to receive OWF Medicaid benefits. During the last twelve months, there has been an approximate 7.6% decrease in the number of eligible Medicaid recipients in the OWF Program in the State of Ohio in the counties where HMOs are authorized to offer their services. At September 30, 1998, Health Power HMO's Medicaid enrollment was 24,551, as compared to 32,004 at September 30, 1997 a decease of 23.3%, and its commercial enrollment was 2,061 at September 30, 1998, as compared to 7,743 at September 30, 1997, a decrease of 73.4%. CompManagement's revenues increased $421,000, or 7.7%, to $5.9 million during the third quarter of 1998, as compared to $5.4 million in the same period in the prior year. This increase was primarily due to revenues from CompManagement increasing $302,000, or 11.0%, to $3.0 million during the third quarter of 1998, as compared to $2.7 million in the same period in 1997, as a result of an increase in the number of employers contracting for its services, in particular, employers participating in group rating plans. CompManagement Health Systems revenue increased $119,000, or 4.4%, to $2.8 million during the third quarter of 1998, as compared to $2.7 million the same period of 1997, as a result of performance and incentive fees being paid quarterly in 1998 as compared to being paid once at year end in 1997.

         Health Power HMO's health care costs decreased $6.1 million, or 42.8%, to $8.2 million during the third quarter of 1998, from $14.4 million for the same period in 1997. Health care costs, stated as a percentage of Health Power HMO's revenues (the "HMO medical loss ratio"), were 88.2% for the third quarter of 1998, as compared to 103.9% for the same period in the prior year. The decrease in the HMO medical loss ratio was due to a 14.2% decrease in the per member health care costs and the aforementioned increase in the per member revenue of 1.1% during the third quarter of 1998, as compared to the same period in the prior year. The decrease in per member health care costs was due to a $435,000 third quarter decrease in health care cost, discussed above, as compared to a $2.5 million increase in health care costs and a single large commercial claim of approximately $600,000 for the same period in 1997. See "Recent Developments--Health Care Costs Adjustments." The increase in per member revenue resulted primarily from changes in the mix of membership by service area and a July 1, 1998, capitation rate increase from ODHS.

         The Company's selling, general and administrative ("SGA") expenses increased $942,000, or 15.0%, to $7.2 million for the third quarter of 1998, from $6.3 million for the same period in 1997. CompManagement's SGA expenses increased $1.7 million, or 42.5%, to $5.7 million for the third quarter of 1998, from $4.0 million for the same period in the prior year. This increase was primarily the result of CompManagement Health Systems' SGA expenses increasing $1.2 million, or 61.7%, to $3.1 million for the third quarter of 1998, from $1.9 million for the same period in 1997. This increase was primarily due to a 37% increase in the number of persons employed by CompManagement Health Systems, which increase was necessary to support its MCO operations. The balance of the increase in CompManagement's SGA expenses was to support the increase in the number of employers contracting for CompManagement's TPA services. Health Power HMO's SGA expenses decreased $756,000, or 32.7%, to $1.6 million for the third quarter of 1998, from $2.3 million for the same period in 1997. These SGA expenses, stated as a percentage of Health Power HMO's revenues (the "HMO administrative ratio"), were 16.7% for both the third quarter of 1998 and 1997. The improvement in the Health Power HMO's SGA expenses was the result of management's implementing a plan of action to reduce costs in the HMO business. Among the actions implemented were a reduction in the number of HMO employees, limited use of contract labor, and cost savings in the areas of professional fees, transportation and advertising. The administrative ratio remained unchanged due to allocating the HMO's fixed SGA expenses over a substantially smaller revenue base.

         The Company's interest income and other decreased approximately $109,000 to $196,000 for the third quarter of 1998, from $306,000 for the same period in the prior year. This decrease resulted primarily from a decrease in the average available investable cash balance.

         The Company had an income tax expense of $68,000 for the third quarter of 1998, as compared to an income tax benefit of $2.5 million for the same period in 1997. The 1997 tax benefit was the result of the recognition of a $2.4 million deferred tax asset in accordance with the Company's interpretation of the Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.

         As a result of the foregoing, the Company had a net loss of $217,000, or ($0.06) per share (diluted), for the third quarter of 1998, as compared to net income of $1.3 million, or $0.33 per share (diluted), during the same period in the prior year. There were 3,832,017 and 3,851,380 weighted average common diluted shares outstanding for the three months ended September 30, 1998 and 1997, respectively.

         Nine months ended September 30, 1998, compared to nine months ended September 30, 1997

         The Company's revenues decreased $5.8 million, or 10.6%, to $49.2 million during the first nine months of 1998, from $55.1 million for the same period in 1997. Health Power HMO's revenues decreased $11.5 million, or 27.5%, to $30.3 million during the first nine months of 1998, from $41.8 million for the same period in the prior year, due to a 30.4% decrease in member months, which offset a 4.1% increase in revenue per member months. The decrease in member months was the result of the termination of the State of Ohio employee commercial group contracts, elimination of unprofitable commercial accounts, the sale of the Medicaid membership in the Northeast service area and Butler County, and involuntary terminations of OWF Medicaid members. CompManagement's revenues increased $5.4 million, or 39.1%, to $19.1 million during the first nine months of 1998, from $13.8 million for the same period in the prior year. This increase was primarily due to revenues from CompManagement Health Systems increasing $4.6 million, or 81.7%, to $10.2 million during the first nine months of 1998, as compared to $5.6 million in the same period in 1997. This increase was the result of the performance and incentive fees being paid quarterly in 1998 as compared to being paid once at year end in 1997, non-recurring revenue of $1.6 million recorded in the first quarter of 1998 and to CompManagement Health Systems being operational during all of the first nine months of 1998 as compared to only seven months in 1997 (March through September).

         Health Power HMO's health care costs decreased $9.3 million, or 23.7%, to $30.0 million during the first nine months of 1998, from $39.3 million for the same period in 1997. The HMO medical loss ratio was 99.3% for the first nine months of 1998, as compared to 94.2% for the same period in the prior year. The increase in the HMO medical loss ratio was due to a 9.6% increase in the per member health care costs, which was partially offset by the aforementioned increase in per member revenue of 4.1% during the first nine months of 1998, as compared to the same period in the prior year. The increase in per member health care costs was primarily due to changes in the reserve for health care costs. The increase in per member revenue resulted primarily from changes in the mix of members by service area and a July 1, 1998 capitation rate increase from ODHS.

        The Company's SGA expenses increased $4.2 million, or 25.6%, to $20.8 million for the first nine months of 1998, from $16.6 million for the same period in 1997. CompManagement's SGA expenses increased $5.6 million, or 53.5%, to $16.0 million for the first nine months of 1998, from $10.4 million for the same period in the prior year. This increase was primarily the result of CompManagement Health Systems' SGA expenses increasing $4.3 million, or 92.6%, to $8.9 million for the first nine months of 1998, from $4.6 million for the same period in 1997. This increase was primarily due to a significant increase in the number of persons employed by CompManagement Health Systems, which increase was necessary to support its MCO operations, and to CompManagement Health Systems being operational for only seven months in the 1997 nine-month period. The balance of the increase in CompManagement's SGA expenses was to support the increase in the number of employers contracting for CompManagement's services. Health Power HMO's SGA expenses decreased $1.3 million, or 21.8%, to $4.8 million for the first nine months of 1998, from $6.1 million for the same period in 1997. The HMO administrative ratio was 15.9% for the first nine months of 1998, as compared to 14.7% for the same period in 1997. The improvement in the Health Power HMO's SGA expenses was the result of management's implementing a plan of action to reduce costs in the HMO business. The increase in the HMO administrative ratio was due to allocating the HMO's fixed SGA expenses over a substantially smaller revenue base.

        The Company's interest income and other increased approximately $297,000 to $1.2 million for the first nine months of 1998, from $939,000 for the same period in the prior year. This increase resulted primarily from Medicaid membership sales totaling $534,000 in the Northeast service area.

        The Company's had an income tax expense of $189,000 for the first nine months of 1998 as compared to an income tax benefit of $2.2 million for the same period in 1997. The 1997 tax benefit was the result of the recognition of a $2.4 million deferred tax asset.

         As a result of the foregoing, the Company had a net loss of $547,000, or ($0.15) per share (diluted), for the first nine months of 1998, as compared to net income of $2.3 million, or $0.60 per share (diluted), during the same period in the prior year. There were 3,842,762 and 3,826,197 weighted average common diluted shares outstanding for the nine months ended September 30, 1998 and 1997, respectively.

         Health Power HMO's operating results have been and may continue to be adversely affected by the potential occurrence of various factors, such as increases in reserve estimates, decreases in capitation rates from ODHS, increases in health care costs and decreases in the size of the Medicaid population. There can be no assurance that reserve estimates will not be subject to adjustments during the fourth quarter of 1998. While the Company did receive a slight increase in the capitation rate from ODHS in the second half of 1998, as compared to the significant reductions experienced in 1995 and 1996, there can be no assurance that health care costs will not increase at a rate in excess of such capitation rate increases. Furthermore, because of favorable economic conditions, Ohio has experienced, and continues to experience, a decrease in the number of eligible Medicaid recipients. This decrease in the number Medicaid recipients may continue to negatively impact Health Power HMO in the fourth quarter of 1998.

         Based upon the foregoing factors and the Company's most recent operating projections, it is not expected that the operations of Health Power HMO will be profitable during 1998. The Company continues to explore the opportunity for divesture of the Company's HMO operations. As previously discussed, Health Power HMO has entered into a definitive agreement to sell its Hamilton County Medicaid membership and management is in serious discussions with a potential purchaser for its Franklin County membership and its related license. However, no definitive agreement has been reached and the timing of any such agreement is uncertain. Furthermore, Health Power HMO has been placed under supervision by ODI because of its failure to meet Ohio's minimum statutory net worth requirements for health insuring corporations. There can be no assurance that ODI will not begin liquidation proceedings at any time against Health Power HMO. If liquidation proceedings are commenced, Health Power HMO will be under the complete control of ODI. See "Recent Developments--Sales of Medicaid Membership."

LIQUIDITY AND CAPITAL RESOURCES

        The Company finances its operations through internally generated funds, and its principal sources of cash have been contract and MCO revenues from CompManagement and CompManagement Health Systems, respectively, premium revenues from Health Power HMO, and investment income. The Company's principal capital needs are to fund ongoing operations.

         The Company's HMO needs to maintain necessary regulatory capital for its continued operation. At September 30, 1998, Health Power HMO had negative statutory capital of approximately $567,000, which did not meet Ohio's $1.7 million minimum statutory net worth requirement. Health Power HMO has been placed under supervision by ODI effective as of July 13, 1998. Supervision is the lowest level of direct oversight by ODI. During the period of supervision, Health Power HMO will be restricted from engaging in various types of transactions without the consent of ODI.

         Health Power HMO has received a deposit of $10,000 and will receive an additional $34,820 in the fourth quarter of 1998 in connection with the exchange of the contract rights for its Montgomery County Medicaid membership for the Hamilton County Medicaid membership of DayMed. Health Power HMO anticipates that the net proceeds for the sale of its Hamilton County Medicaid membership will cause it to be at or near the minimum statutory net worth requirement.

         The Company had working capital of $2.0 million at both September 30, 1998 and December 31, 1997. At September 30, 1998, cash and cash equivalents were $12.3 million, an increase of $4.0 million from $8.4 million at December 31, 1997. This increase was attributable primarily to the receipt of deferred revenue by CompManagement during the first nine months of 1998. The Company's cash and cash equivalents do not include statutory cash deposits segregated as required by ODI and ODHS. These deposits of $420,000 as of September 30, 1998, are included with other assets on the balance sheet.

         CompManagement leases a 70,000 square foot building in Dublin, Ohio. The lease restricts CompManagement's ability to distribute funds and/or assets to the Company or another affiliate unless CompManagement meets certain tangible net worth requirements.

         CompManagement has received a $1.0 million line of credit from National City Bank (the "Bank") to be used to provide short term financing for acquisitions. Advances under this line of credit will be due on demand, accrue interest at an interest rate equal to the Bank's prime rate, and be secured by a lien on all business assets of CompManagement. The closing date for this line of credit is to be no later than January 31, 1999. CompManagement has not utilized this line of credit.

         Net cash provided by operating activities was $4.1 million for the first nine months of 1998, as compared to net cash used by operating activities of $5.4 million during the same period in the prior year. In general, changes from year to year in cash flow from operations are primarily due to changes in net earnings, health care costs payable, purchase of property and equipment, and deferred revenues. Many of these fluctuations are due to timing of cash receipts or payments. Because premium payments received prior to the month of coverage are recorded as deferred revenues, the extent of such receipts can cause fluctuations in the total amount of cash from month to month.

         The Company believes that internally generated funds will be sufficient to support the operations of CompManagement and CompManagement Health Systems for the balance of 1998 and into 1999. The Company continues to explore the opportunity for divesture of the Company's HMO operations. In that regard, Health Power HMO has entered into a definitive agreement to sell its Hamilton County Medicaid membership and management is in serious discussions with a potential purchaser for its Franklin County membership and its related license. However, no definitive agreement has been reached and the timing of any such agreement is uncertain. As mentioned above, the Company's HMO subsidiary has been placed under supervision by ODI because of its failure to meet Ohio's $1.7 million minimum statutory net worth requirements, and there can be no assurance that ODI will not begin liquidation proceedings at any time against Health Power HMO. If liquidation proceedings are commenced, Health Power HMO will be under the complete control of ODI.

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

         In addition, Year 2000 issues relating to third parties with which the Company has a significant relationship could adversely impact the Company's operations. The Company has not yet determined the extent to which the third parties' systems may be vulnerable to Year 2000 issues and what impact, if any, these Year 2000 issues would have on the Company. CompManagement is in the final stages of confirming compliance with its third party vendors and anticipates completing such confirmation by the first quarter of 1999.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
-------  ---------------------------------------------------------

                     Disclosure not currently required

                           Part II - Other Information



Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

                  (a)      Exhibits
                           --------
                           27 Financial Data Schedule

                  (b)      Reports on Form 8-K
                           -------------------
                           On July 15, 1998, a Current Report on Form 8-K was filed with the Securities and Exchange Commission reporting under Item 5 of such report.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                                 HEALTH POWER, INC.




DATE:  NOVEMBER 12, 1998              BY  /S/ BERNARD F. MASTER, DO
                                      ------------------------------------------
                                            BERNARD F. MASTER, DO,  PRESIDENT,
                                            CHIEF OPERATING OFFICER AND CHAIRMAN
                                            OF THE BOARD








DATE: :  NOVEMBER 12, 1998            BY /S/ RONALD J. WURTZ
                                      ------------------------------------------
                                            RONALD J. WURTZ, CHIEF FINANCIAL
                                            OFFICER AND PRINCIPAL ACCOUNTING
                                            OFFICER