Form 10-K
period 1998-12-31
HEALTH POWER INC /DE/
filed 1999-03-31
CIK 917674

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended:  December 31, 1998

                                   OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___________ to __________

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

         Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         On March 17, 1999, the aggregate market value (based on the closing sales price on that date) of the Common Stock held by nonaffiliates of the Registrant was $5,462,466. On March 17, 1999, the Registrant had 3,834,829 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's proxy statement for its annual meeting of stockholders to be held on June 3, 1999, which proxy statement will be filed within 120 days of December 31, 1998, are incorporated by reference into Part III, Items 10, 11, 12, and 13, of this Report.

                               HEALTH POWER, INC.
                                    FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         Health Power, Inc., through its subsidiaries, CompManagement, Inc. ("CompManagement"), CompManagement Health Systems, Inc. ("CompManagement Health Systems"), and M&N Risk Management, Inc. ("M&N Risk Management"), is an independent provider of comprehensive cost containment and medical management services designed to minimize the costs of workers' and unemployment compensation benefits for employers. Health Power, Inc. and such subsidiaries are hereinafter collectively referred to as the "Company."

         Through CompManagement and M&N Risk Management, the Company serves as a third party administrator ("TPA") for workers' and unemployment compensation claims. The Company offers claims management, risk management, and medical cost containment services primarily to Ohio employers, as well as employers located in Washington and West Virginia. The Company is one of the largest workers' compensation TPAs in Ohio, currently serving approximately 19,000 employers located throughout Ohio. CompManagement was acquired by Health Power, Inc. in July 1995. M&N Risk Management was acquired by Health Power, Inc. on December 31, 1998. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Through CompManagement Health Systems, the Company serves as a state-wide managed care organization (an "MCO") under Ohio's Health Partnership Program, a managed care workers' compensation program. The Company began offering its MCO services in March 1997, and currently serves approximately 20,200 employers located throughout Ohio. As a state-wide certified MCO, the Company provides medical management services for workers' compensation claims, including, among other things, the following: a state-wide health care provider network; treatment guidelines and utilization review procedures; peer review and quality assurance programs; provider sanction and termination procedures; medical and vocational case management programs; utilization management programs; medical bill adjudication and payment procedures; dispute resolution procedures; provider, employer, and employee relations and education programs; and health care fraud detection and reporting programs. Because all workers' compensation claims are reimbursed by the Ohio Bureau of Workers' Compensation, the Company does not assume any risk for the payment of medical or disability benefits to employees with respect to their workers' compensation claims.

         Health Power HMO, Inc. ("Health Power HMO"), a subsidiary of Health Power, Inc., operates a health maintenance organization (an "HMO") in Ohio. On December 29, 1998, the Board of Directors of Health Power, Inc. formally approved a plan to discontinue the operations of Health Power HMO. Health Power, Inc.'s consolidated financial statements have been restated to reflect Health Power HMO's operations as discontinued operations. See "Item 1. General Development of Business--Discontinued Operations," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 8. Financial Statements."

         On July 13, 1998, Health Power HMO was placed under the supervision of the Ohio Department of Insurance ("ODI") for failure to maintain total admitted assets equal to at least 110% of its liabilities and for failure to meet Ohio's minimum statutory net worth requirements. On December 2, 1998, ODI served notice that it intended to suspend or revoke Health Power HMO's certificate of authority, and on January

21, 1999, an administrative hearing was held on this matter. The hearing officer issued a report recommending that the Superintendent of Insurance issue an order to revoke Health Power HMO's certificate of authority, and on March 19, 1999, ODI issued an order revoking Health Power HMO's certificate of authority effective May 1, 1999. On March 19, 1999, Health Power HMO received notice from the Ohio Department of Human Services ("ODHS") that, due to the issuance of the revocation order, ODHS was commencing the disenrollment of Health Power HMO's Medicaid members effective March 31, 1999. As a result of ODHS's action, Health Power HMO will discontinue its Medicaid operations effective April 1, 1999. It will discontinue its commercial operations effective May 1, 1999. The revocation order permits Health Power HMO to conclude its affairs and to windup its business on its own, subject to ODI's continuing supervision, but without judicial involvement. Health Power HMO has commenced the immediate windup of its business and is in the process of collecting all of its receivables and other assets and attempting to sell or otherwise dispose of all of its properties on the most favorable terms and conditions under the circumstances. Once this process has been completed, Health Power HMO will pay, or make provision for payment of, claims against it, to the extent funds are available. Health Power HMO intends to pay its creditors in a fair and equitable manner, in order of priority, and on a pro rata basis. Health Power HMO anticipates that its windup will be completed by the end of 1999.

         Health Power, Inc. was incorporated under Delaware law on March 6,
1985.

FINANCIAL INFORMATION ON INDUSTRY SEGMENTS

         Financial information on industry segments as required by Item 101(b) of Regulation S-K is set forth in Note 13 of the Notes to the Consolidated Financial Statements, which Note is part of the financial statements contained in Item 8 of this Form 10-K, which Note is incorporated herein by reference.

INDUSTRY OVERVIEW

General

         Workers' compensation is a state-mandated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. Since their introduction in the early 1900s, these programs have been expanded to all fifty states and the District of Columbia. In addition, federal statutes provide workers' compensation benefits for federal employees. Each state is responsible for implementing and regulating its own program. Consequently, workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex.

         Workers' compensation legislation generally requires employers, directly or indirectly through an insurance vehicle, to fund all of an employee's costs of medical treatment and a significant portion of lost wages, legal fees and other associated costs, with no co-payment or deductible due from the injured worker. Typically, work-related injuries are broadly defined, and injured or ill employees are entitled to extensive benefits. Employers are required directly or indirectly to provide first-dollar coverage with no co-payment or deductible due from the injured or ill employee for medical treatment and, in many states, there is no lifetime limit on expenses. However, in exchange for providing this coverage for employees, employers are not subject to litigation by employees for benefits in excess of those provided pursuant to the relevant state statute. In most states, the extensive benefits coverage (for both medical costs and lost wages) is provided through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds, or employer self-insurance.

         Provider reimbursement methods vary on a state-by-state basis. A majority of states have adopted fee schedules pursuant to which all health care providers are uniformly reimbursed. The fee schedules are set by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In states without fee schedules, health care providers are reimbursed based on usual, customary and reasonable fees charged in the particular state in which the services are provided.

Ohio's Workers' Compensation System

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

         In March 1997, OBWC implemented a managed care system for workers' compensation claims known as the Health Partnership Program (the "HPP"). This program applies to all Ohio employers other than self-insured employers. OBWC has also implemented a similar program for self-insured employers known as the Qualified Health Plan.

         Under the HPP, participating employers are required to select an OBWC-certified MCO, or have such an MCO assigned to them by OBWC, to medically manage their workers' compensation claims. The MCO is primarily responsible to provide medical management and cost containment services for employers with respect to their workers' compensation claims. In order to receive OBWC certification, an MCO is required to have, among other things, a network of healthcare providers, a quality assurance program, and certain information system capabilities. The MCO provides, among other things, utilization review services, medical case management services, dispute resolution, rehabilitation, peer review, and quality assurance programs with respect to workers' compensation claims.

Ohio's Unemployment Compensation System

         Ohio's unemployment compensation system provides compensation benefits to workers who are laid off or involuntarily separated from employment without just cause. This system is administered by the Ohio Bureau of Employment Services ("OBES"), which is responsible for managing the unemployment compensation fund, determining contribution rates, collecting contributions from employers, maintaining each employer's account, determining eligibility for benefits, and paying benefits to eligible unemployed workers. Contribution rates are determined each year by the OBES and then assigned to the individual employers. Employers are assigned the standard contribution rate (an amount equal to a specified percentage of wages as determined by the OBES) or the average contribution rate for its industry, whichever is greater, until they become eligible for an experience rate. Thereafter, the annual contribution rate is based upon the specific experience of each employer. The unemployment compensation program is funded by contributions paid by employers into the unemployment compensation fund.

BUSINESS

         The Company offers services in two general categories, third party administration of workers' and unemployment compensation claims, or TPA services, and medical management of workers' compensation claims, or MCO services.

TPA Services

         The Company provides claims management, risk management, and medical cost containment services to employers with respect to workers' compensation claims and, to a lesser extent, unemployment compensation claims. The Company's TPA services for workers' compensation claims include the review and processing of an employer's workers' compensation claims, the design of individual programs to improve an employer's experience ratings, representation of employers before the Ohio Industrial Commission and OBWC, the performance of risk analysis for an employer's experience rating, the review of premium audits on behalf of employers, and analysis of employers for inclusion in group rating plans. The Company also acts as a TPA of workers' compensation claims for self-insured employers. Each employer selects the types of services it desires and then enters into a contract with the Company to provide such services. These contracts are generally for a one-year period.

         In the area of unemployment compensation, the Company's TPA services are similar to its services in the area of workers' compensation. Such services include the review and processing of an employer's unemployment compensation claims and representation of employers before the OBES. Each employer selects the types of services it desires and then enters into a contract with CompManagement to provide such services. These contracts are generally for a one year period.

         The Company currently provides its TPA services to approximately 19,000 employers located throughout Ohio. A substantial number of these employers have entered into contracts with the Company because of their participation in group rating plans, discussed above, sponsored by trade associations of which such employers are members. Fees from employers participating in one of these group rating plans accounted for approximately 28% of the Company's 1998 revenues.

MCO Services

         The Company operates a state-wide certified MCO under Ohio's Health Partnership Program. The Company offers its MCO services to approximately 20,200 employers located throughout Ohio who have selected or been assigned to it as their MCO. As a state-wide certified MCO, the Company provides medical management services for workers' compensation cases resulting from injuries suffered by employees arising out of the course and scope of their employment, as required by law. Because all workers' compensation claims are reimbursed by OBWC, the Company does not assume any risk for the payment of medical or disability benefits to employees with respect to their claims.

         The services provided by the Company are offered pursuant to a contract with OBWC. Under this contract, the Company is responsible for providing, among other things, the following: a state-wide health care provider network; treatment guidelines and utilization review procedures; peer review and quality assurance programs; provider sanction and termination procedures; medical and vocational case management programs; utilization management programs; medical bill adjudication and payment procedures; dispute resolution procedures; provider, employer, and employee relations and education programs; and health care fraud detection and reporting programs.

         Under its OBWC contract, the Company receives an administrative fee equal to 4% of the annual workers' compensation premiums for employers assigned to the Company's MCO. The administrative fee is paid monthly and is subject to setoffs if the Company does not meet certain criteria with respect to first report of injuries, bill submissions, or data accuracy or the Company makes a misfiling of death claims. The Company is also eligible to earn an additional quarterly incentive fee of up to 3% of the annual workers' compensation premiums for employers assigned to the Company's MCO based upon its attainment of certain return to work measurements established in the contract.

         The Company has a state-wide health care provider network consisting of approximately 16,000 physicians, hospitals, and ancillary providers. This network includes certain occupational health-based physician groups which serve as its "anchor medical groups." The provider panel is credentialed using a multi-faceted peer review committee. The Company has a provider services department which recruits new providers for its state-wide network and offers educational materials and training seminars.

Customers and Marketing

         The Company's customers principally consist of employers required to participate in Ohio's insurance fund for workers' compensation claims and, to a lesser extent, self-insured employers. The Company markets its TPA and MCO services jointly through both its own sales force of three persons who directly contact prospective and existing employer groups and its relationships with over 500 insurance agents and brokers. The Company maintains service center locations in Akron, Cincinnati, Cleveland, and Toledo, in addition to its Dublin, Ohio offices. In addition, employers who do not select an MCO have one assigned to them by OBWC. In 1998, approximately 4,100 employees were assigned to the Company's MCO.

Competition

         The workers' compensation cost containment and medical management industry is highly fragmented and competitive, and the intensity of competition can be expected to increase. In Ohio, the market share in this industry is concentrated among a few companies, including the Company. The Company's primary competitors in Ohio are several TPAs and/or MCOs owned by large insurance carriers which offer one or more services similar to those offered by the Company and numerous independent companies, typically on a regional basis. Some of the Company's competitors are significantly larger and have greater financial and marketing resources than the Company. The principal competitive factors are the range of services offered and responsiveness to customer needs. The Company competes on the basis of its specialization in the workers' compensation area, breadth of services, outstanding service, and independence from insurance carriers.

Government Regulation

         The Company's TPA business is generally not subject to specific government regulation or oversight. However, its business is substantially dependent on the operation of workers' and unemployment compensation systems in Ohio and the other states in which it operates. The Company believes that its TPA business is presently in compliance in all material respects with all laws, regulations, and certification requirements applicable to it.

         Through CompManagement Health Systems, the Company is certified by OBWC to operate a state-wide MCO under the HPP, and is subject to regulation by OBWC as an MCO. The Company's MCO is not, however, subject to Ohio's law governing health insuring corporations, since its MCO is not responsible for payment of health care claims or benefits, nor is its MCO otherwise responsible for risk-bearing activities commonly associated with organizations licensed under Ohio's insurance laws.

         As an MCO participating in the HPP, the Company is required to provide medical management and cost containment services that promote the rendering of high-quality, cost-effective medical care that focuses on minimizing the physical, emotional, and financial impact of a work-related injury or illness and promotes a safe return to work.

         In order to participate in the HPP, the Company's MCO must be credentialed and certified by OBWC every two years. The certification standards for an MCO desiring to contract with OBWC include, among other things, disclosure of the MCO's organizational structure, management and employees, historical operation, provider network, payment processes, geographic coverage and provider directories. OBWC also requires an MCO to furnish information regarding the MCO's satisfaction of OBWC's requirements for MCO policies and procedures, treatment guidelines, utilization review and quality assurance, provider profiling, grievance and dispute resolution, information systems, case management and records confidentiality/retention, provider relations, educational activities, performance data, marketing and liability insurance. All of the preceding activities of an MCO participating in the HPP are governed or impacted by the regulations promulgated under the HPP enabling statute, found in Ohio's Administrative Code. Upon satisfying the preceding certification criteria and entering into a contract with OBWC, an MCO is certified to provide medical management and cost containment services under the HPP.

         The Company is required to credential its HPP provider network based on its geographic service area, using objective, non-discriminatory professional criteria that ensures that the Company is able to provide medical services and supplies for injured workers in its service area, as well as demonstrate that the Company provides such persons access to specialized care. At a minimum, a network provider must be duly licensed or qualified to render in Ohio the types of services for which the provider is engaged by the Company.

         Upon the filing of a worker injury claim, the Company, in conjunction with its participating providers and the employer, is required to manage the medical or rehabilitative care for the injured employee to ensure a safe return to work. Additionally, the Company is required to review all bills submitted by its providers to determine that the bills are consistent with the Company's utilization standards and certification requirements. The Company is required to maintain a grievance hearing procedure allowing a provider, the employer or the injured employee to dispute bill payment. The Company is required to pay its providers the amount paid by OBWC to the Company for provider services submitted in connection with the injured employee's claim.

         The Company is required to submit electronically to OBWC, on a timely basis, all bills for payment. The Company is subject to OBWC's electronic billing policies, formats and systems. Further, the Company must comply with OBWC requirements for electronic data interchange ("EDI"). The Company is responsible for submitting bills of its panel providers, as well as those of OBWC-certified providers in its service area who are not panel members but for which the Company has medical management responsibility, and bills for initial or emergency treatment by a non-OBWC-certified provider of an injured employee in its service area.

         OBWC is required to pay to the Company an administrative fee for its medical management and administrative services, as well as an incentive payment, provided that the Company meets the performance criteria required by OBWC. The performance criteria may include measures pertaining to quality, total cost, change in cost and customer satisfaction. The administrative and incentive payments available to the Company re based on a percentage of the total premium payments of employers in the Company's service area.

         The compensability and payment of claims submitted to OBWC in connection with services provided by the Company's panel of providers is determined solely by OBWC. OBWC claims management and dispute procedures are governed by regulations promulgated under the HPP enabling statute. The Company may continue management of a medical claim during adjudication of a disputed claim. However, the Company will not receive payment from OBWC until the disputed claim is adjudicated; and the Company must inform the injured employee that the claim is disputed and continued treatment may be at the employee's expense.

         The Company is required to maintain records supporting claims submitted to OBWC, its electronic billing, as well as any records necessary to perform its medical management functions or to substantiate the delivery, value, necessity, and appropriateness of goods and services provided to injured employees. Additionally, the Company is required to comply with Ohio laws governing confidentiality of patient/employee records and information, subject to the exceptions contained in such laws. Failure to create, maintain and retain adequate records constitutes cause for denial of payment and/or de-certification by OBWC.

         The Company believes that its MCO is presently in compliance in all material respects with all laws, regulations, and certification requirements applicable to it.

EMPLOYEES

         As of March 1, 1999, Health Power, Inc. and its subsidiaries had 435 full-time employees, of which 205 were employed in connection with its TPA operations, 197 were employed in connection with its MCO operations, and 33 were employed in connection with its HMO operations. The employees of Health Power, Inc. and its subsidiaries are not represented by a union. Health Power, Inc. and its subsidiaries consider their relationship with their employees to be good.

DISCONTINUED OPERATIONS

         Since 1984, Health Power HMO and its predecessors have operated an HMO in Ohio. Prior to the acquisition of CompManagement in July 1995, the operation of an HMO was the only business of Health Power, Inc. During the past several years, Health Power HMO has suffered significant operating losses. On December 29, 1998, the Board of Directors of Health Power, Inc. formally approved a plan to discontinue the operations of Health Power HMO. This plan directs the management of Health Power HMO to take all actions necessary for the discontinuation and cessation of all business activities of Health Power HMO within one year, including divesting all property and other assets of the HMO. As discussed elsewhere in this Form 10-K, Health Power HMO will discontinue its Medicaid operations effective April 1, 1999, and its commercial operations effective May 1, 1999. Under the terms of the ODI revocation order, Health Power HMO is permitted to conclude its affairs and to windup its business on its own, subject to ODI's continuing supervision, but without judicial involvement. Health Power HMO has commenced the immediate windup of its business and is in the process of collecting all of its receivables and other assets and attempting to sell or otherwise dispose of all of its properties on the most favorable terms and conditions under the circumstances. Once this process has been completed, Health Power HMO will pay, or make provision for payment of, claims against it, to the extent funds are available. Health Power HMO intends to pay its creditors in a fair and equitable manner, in order of priority, and on a pro rata basis. Health Power HMO anticipates that its windup will be completed by the end of 1999.

ITEM 2.  PROPERTIES

         CompManagement leases a 70,000 square foot office building in Dublin, Ohio, which is used as the Company's principal office facilities. The building is leased for a term of 15 years, provides for annual rent payments, and requires the Company to pay all operating expenses for the building. The lease also provides for, among other things, three renewal options of five years each, an option to purchase the building, and a right of first offer with respect to the sale of such building. The lease restricts CompManagement's ability to distribute funds and/or assets to Health Power, Inc. or another affiliate unless CompManagement meets certain tangible net worth requirements. The Company also leases office space in Akron, Cincinnati, Cleveland, and Toledo, Ohio, which is used as regional offices and service centers for its operations.

         Health Power HMO owns two three-story office buildings located in Columbus, Ohio. These buildings contain approximately 14,195 square feet of office space. These buildings are currently for sale in connection with the winding up of Health Power HMO's assets.

ITEM 3.  LEGAL PROCEEDINGS

         On July 13, 1998, Health Power HMO was placed under ODI supervision for failure to maintain total admitted assets equal to at least 110% of its liabilities and for failure to meet Ohio's minimum statutory net worth requirements. On December 2, 1998, ODI served notice that it intended to suspend or revoke Health Power HMO's certificate of authority because of these failures, and on January 21, 1999, an administrative hearing was held on this matter.
On February 25, 1999, the hearing officer issued a report recommending that the Superintendent of Insurance issue an order to revoke Health Power HMO's certificate of authority, and on March 18, 1999, ODI issued an order revoking Health Power HMO's certificate of authority effective May 1, 1999. On March 19, 1999, Health Power HMO received notice from ODHS that, due to the issuance of the revocation order, ODHS was commencing the disenrollment of Health Power HMO's Medicaid members effective March 31, 1999. As a result of ODHS's action, Health Power HMO will discontinue its Medicaid operations effective April 1,1999. Health Power HMO will discontinue its commercial operations effective May 1, 1999.

         On July 7, 1998, Health Power HMO instituted a lawsuit against Central Benefits Administrators, Inc. ("Central Benefits Administrators") in the Common Pleas Court of Franklin County, Ohio. The lawsuit involves an administrative agreement between the parties pursuant to which Central Benefits Administrators was to perform various claims processing and payment services on behalf of Health Power HMO with respect to medical claims submitted by providers. The lawsuit alleges that Central Benefits Administrators failed to perform its services under the agreement. Health Power HMO is claiming breach of contract, negligence and fraud and is seeking compensatory damages in the amount of $1.6 million and punitive damages in the amount of $5.0 million. On or about August 6, 1998, Central Benefits Administrators filed a counterclaim against Health Power HMO involving the same administrative agreement. The counterclaim alleges breach of contract, fraudulent or negligent misrepresentations, and indemnification and is seeking $3.35 million in compensatory damages and $5,000,000 in punitive damages. The lawsuit is in the discovery stage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of Health Power's fiscal year ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of Health Power, Inc. and their respective ages and present positions with Health Power, Inc. are as follows:

         Officers                           Age      Present Position(s) with Health Power, Inc. and Subsidiaries
         --------                           ---      ------------------------------------------------------------
Dr. Bernard F. Master                       57       Chairman of the Board, Chief Executive Officer, and
                                                     President of Health Power, Inc.

Toni D. Spruell                             40       Executive Vice President of Health Power, Inc.

Ronald J. Wurtz                             56       Chief Financial Officer and Controller of Health Power, Inc.

Robert J. Bossart                           47       Chief Executive Officer of CompManagement,
                                                     CompManagement Health Systems, and M&N Risk

                                                     Management; director of Health Power, Inc.

Jonathan R. Wagner                          41       President of CompManagement

Richard T. Kurth                            40      Executive Vice President of CompManagement

         Dr. Master has been the Chairman of the Board and Chief Executive Officer of Health Power, Inc. since its formation in March 1985, and President of Health Power, Inc. since January 1998.

         Ms. Spruell has been the Executive Vice President of Health Power, Inc. since January 1998. Ms. Spruell joined Health Power HMO in October 1995, and previously served as its Vice President of Provider Management Services. From March 1994 to September 1995, Ms. Spruell served as provider network manager for United Health Care of Ohio, Inc., a health insurance corporation. From July 1993 to March 1994, Ms. Spruell served as network manager for Principal Health Care of Ohio, Inc., a health insurance corporation.

         Mr. Wurtz has been Controller of Health Power, Inc. since August 1990 and has been Chief Financial Officer since June 1996. He also served as Chief Financial Officer of Health Power, Inc. from November 1993 to July 1995.

         Mr. Bossart has been an executive officer of CompManagement since its formation in 1984, the chief executive officer of CompManagement Health Systems since September 1996, and the chief executive officer of M&N Risk Management since its acquisition by CompManagement on December 31, 1998. Mr. Bossart has also been a director of Health Power, Inc. since July 1995.

         Mr. Wagner has been an executive officer of CompManagement since its formation in 1984.

         Mr. Kurth has been an executive officer of CompManagement since its formation in 1984.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Health Power, Inc.'s shares of common stock are traded on the Nasdaq National Market system under the symbol HPWR. The following table sets forth the range of the reported high and low sales prices of Health Power's common stock by calendar quarter for 1997 and 1998:

                                                     High                               Low
                                                     ----                               ---
         For the quarter ended 1997:

                  March 31                           $ 4.25                             $ 2.75
                  June 30                            $ 4.13                             $ 2.25
                  September 30                       $11.00                             $ 2.50
                  December 31                        $10.75                             $ 4.25

         For the quarter ended 1998:

                  March 31                           $ 7.13                             $ 4.00

                  June 30                            $ 6.75                             $ 4.13
                  September 30                       $ 6.00                             $ 2.50
                  December 31                        $ 3.75                             $ 2.06

         Health Power, Inc. has not paid any dividends on its shares of common stock to date, and it intends to retain its earnings to finance the development and expansion of its business for the foreseeable future. CompManagement's lease for its principal offices in Dublin, Ohio, restricts CompManagement's ability to distribute funds and/or assets to Health Power, Inc. or another affiliate unless CompManagement meets certain tangible net worth requirements. The Company's bank debt does not include provisions restricting its ability to pay cash dividends.

         As of March 17, 1999, there were 75 stockholders of record of Health Power's common stock and approximately 2,000 beneficial owners of such stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for Health Power, Inc. and its subsidiaries as of and for each of the years in the five-year period ended December 31, 1998. This selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes of Health Power, Inc. and subsidiaries and Management's Discussion and Analysis of Financial Condition and Results of Operation appearing under Items 8 and 7, respectively, of this Form 10-K. All periods in this table have been restated to reflect the operations of Health Power HMO as discontinued operations. See Note 16 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K. In addition, all periods in this table have been restated to reflect the acquisition of CompManagement in July 1995. This acquisition was accounted for as a pooling of interests.

                                                                    Years Ended December 31,
                                                 1998          1997          1996         1995            1994
                                                           (in thousands of dollars, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
    Contract.................................   $24,861       $22,183       $  6,672     $  5,571        $  3,547
                                                -------       -------       --------     --------        --------
Expenses:
   General and administrative................    21,271        16,559          6,339        5,072           3,516
                                                -------       -------       --------     --------        --------

Income from operations.......................     3,590         5,624            333          499              31

Interest income and other, net...............       444           532            247          450             290
                                                -------       -------       --------     --------        --------
Income from continuing operations before
  income tax expense.........................     4,034         6,156            580          949             321

Income tax expense...........................     1,570         2,324            185          (75)            188
                                                -------       -------       --------     ---------       --------

Income from continuing operations............     2,464         3,832            395        1,024             133

Discontinued operations
   (Loss) income from discontinued operations
     (net of tax (expense) benefits of
     ($1,030), $3,965, $1,958, $(61), and
     $(1,843), respectively).................    (4,902)         (818)        (9,878)        (928)          3,049

   Loss on disposal of discontinued operations;
     including $607 for operating losses
     during phase-out period (net of
     tax benefits of $0).....................    (1,614)          --             --           --              --
                                                -------       -------       --------     --------        --------

Net (loss) income............................   $(4,052)      $ 3,014       $ (9,483)    $     96        $  3,182
                                                =======       =======       ========     ========        ========

EARNINGS PER SHARE (Basic and Diluted):
   Income from continuing operations.........   $   .64       $  1.00      $     .10     $    .27        $    .04

   Loss from discontinued operations.........     (1.70)         (.21)       (2.59)          (.24)            .84
                                                -------       -------    ---------       --------        --------

   Net (loss) income.........................   $ (1.06)      $   .79      $ (2.49)      $    .03        $    .88
                                                =======       =======     ========       ========        ========

COMMON AND COMMON STOCK
   EQUIVALENTS OUTSTANDING
  Weighted average shares outstanding (basic)     3,829         3,818         3,810         3,810           3,624
  Weighted average shares outstanding
    (diluted)................................     3,834         3,833         3,810         3,819           3,631


BALANCE SHEET DATA:
Total assets.................................   $30,669       $22,349       $21,069       $25,723         $23,195
Long-term liabilities........................   $ 2,222       $    41       $    --       $    --         $    23
Stockholders' equity.........................   $ 3,106       $ 7,565       $ 4,519       $14,002         $13,754

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is an independent provider of comprehensive cost containment and medical management services designed to minimize the costs of workers' and unemployment compensation benefits for employers. Through CompManagement and M&N Risk Management, the Company serves as a TPA for workers' and unemployment compensation claims and provides claims management, risk management, and medical cost containment services primarily to Ohio employers. The Company is one of the largest workers' compensation TPAs in Ohio, currently serving approximately 19,000 employers located throughout Ohio. Through CompManagement Health Systems, the Company serves as a statewide certified MCO and provides medical management services for workers' compensation claims. The Company began offering its MCO services in March 1997, and currently serves approximately 20,200 employers located throughout Ohio. Because all workers' compensation claims are reimbursed by OBWC, the Company does not assume any risk for the payment of medical or disability benefits to employees with respect to workers' compensation claims.

         CompManagement was acquired by Health Power, Inc. in July 1995. This acquisition was accounted for as a pooling of interests.

         On December 31, 1998, CompManagement acquired all of the outstanding capital stock of M&N Risk Management and a related entity. The purchase price for this acquisition, after an adjustment based upon the closing net equity of M&N Risk Management and the related entity, was $5,526,736. The purchase price was financed by a $3,000,000 demand note with a financial institution and by a $2,526,736 promissory note payable to the seller. This acquisition was accounted for under the purchase method of accounting for business combinations. As required by the purchase method of accounting, the results of operations of M&N Risk Management are not included in the Company's results of operations discussed below.

         On December 29, 1998, the Board of Directors of Health Power, Inc. formally approved a plan to discontinue the operations of Health Power HMO. Accordingly, the operating results of Health Power HMO, including provisions for estimated lease costs, employee severance and benefits, write-downs of property, plant, and equipment during the phase-out period, and a loss on the disposal of the assets of Health Power HMO, have been segregated from continuing operations and are reported separately as discontinued operations.

         The Company has two reportable segments for its continuing operations, TPA services and MCO services, which were determined based upon its method of internal reporting. Each of these segments is managed separately. The Company also has an all other segment which derives its revenues from management fees and interest income. See Note 13 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

         The following discussion should be read in conjunction with the consolidated financial statements, notes, and tables included in Item 8 of this Form 10-K. Readers are cautioned that any forward-looking statements contained in this Form 10-K or any other reports or documents prepared by Health Power, Inc. involve risks and uncertainties and are subject to change based on various factors. Certain of these factors are discussed in greater detail in various parts of this Item 7.

RECENT REGULATORY ACTION

         As discussed in Item 3 of the Form 10-K, on January 21, 1999, an administrative hearing was held before ODI regarding ODI's intention to suspend or revoke the certificate of authority issued to Health Power HMO for failing to maintain total admitted assets equal to at least 110% of its liabilities and for failing to meet Ohio's minimum statutory net worth requirements. The hearing officer issued a report recommending that the Superintendent of Insurance issue an order to revoke Health Power HMO's certificate of authority, and on March 18, 1999, ODI issued an order revoking Health Power HMO's certificate of authority effective May 1, 1999. On March 19, 1999, Health Power HMO received notice from ODHS that, due to the issuance of the revocation order, ODHS was commencing the disenrollment of Health Power HMO's Medicaid members effective March 31, 1999. As a result of ODHS's action, Health Power HMO will discontinue its Medicaid operations effective April 1,1999. Health Power HMO will discontinue its commercial operations effective May 1, 1999.

RESULTS OF OPERATIONS

1998 Compared to 1997

         Revenues from continuing operations increased $2.7 million, or 12.1%, to $24.9 million during 1998, from $22.2 million for 1997, primarily as a result of a 15% increase in revenues from MCO services. This increase was primarily the result of the Company's MCO subsidiary being operational for all of 1998 as compared to ten months in 1997. Revenues from TPA services increased by 9% from the prior year primarily as a result of an increase in the number of employers participating in the Company's group rating plans. Revenues from MCO services included one-time incentive payments of approximately $4.0 million related to the acceptance of workers' compensation claims with dates of injury which preceded the commencement date of the Health Partnership Program. The acceptance of these claims, known as beta and gamma claims, occurred during the fourth quarter of 1997. The Company recognized approximately $2.5 million of these one-time incentive payments in 1997 and $1.5 million in 1998.

         General and administrative ("G&A") expenses increased to $21.3 million, or 85.6% of revenues, for 1998, as compared to $16.6, or 74.6% of revenues, for 1997. G&A expenses increased in 1998 as a percentage of revenues primarily due to 1997 revenues including significant one-time incentive payments related to the acceptance of beta and gamma claims.

         Interest income and other decreased $88,000 to $444,000 for 1998, from $532,000 for 1997. This decrease resulted primarily from a decrease in other income related to the discontinuance of a private label managed care product managed by Health Power Management Corporation.

         Income tax expense was $1.6 million in 1998, or an effective tax rate of 39%, as compared to $2.3 million in 1997, or an effective tax rate of 38%.

         As a result of the foregoing, income from continuing operations was $2.5 million, or basic and diluted earnings per share of $0.64, for 1998, as compared to income from continuing operations of $3.8 million, or basic and diluted earnings per share of $1.00, for 1997.

         The net loss from discontinued operations was $6.5 million, or basic and diluted earnings per share of $(1.70), for 1998, as compared to a net loss from discontinued operations of $0.8 million, or basic and diluted earnings per share of $(0.21), for 1997. The 1998 results included a $4.9 million loss from discontinued operations, net of taxes, which included a charge for a valuation allowance on deferred federal income tax assets of $2.8 million, along with a $1.6 million loss on disposal of discontinued operations, net of taxes.

         The Company incurred a net loss of $4.1 million, or basic and diluted earnings per share of $(1.06), for 1998, as compared to net income of $3.0 million, or basic and diluted earnings per share of $0.79, for 1997. There were 3,828,564 and 3,818,465 basic weighted average of shares of common stock and common stock equivalents outstanding at December 31, 1998 and 1997, respectively, and 3,834,858 and 3,832,650 diluted weighted average of shares of common stock and common stock equivalents outstanding at December 31, 1998 and 1997.

1997 Compared to 1996

         Revenues from continuing operations increased $15.5 million, or 232.5%, to $22.2 million during 1997, from $6.7 million for 1996. This increase was primarily the result of $11.2 million in revenues from MCO services derived from the first year of operations of CompManagement Health Systems. Revenues from TPA services increased by 64% from the prior year primarily as a result of an increase in the number of employers participating in the Company's group rating plans.

         G&A expenses increased to $16.6 million, or 74.6% of revenues, for 1997, as compared to $6.3 million, or 94.9% of revenues, for 1996. G&A expenses decreased in 1997 as a percentage of revenues primarily due to the leverage achieved on the significant increase in revenues.

         Interest income and other increased $285,000 to $532,000 for 1997, from $247,000 for 1996. This increase resulted primarily from an increase in other income related to the private label managed care product managed by Health
Power Management Corporation and an increase in interest income related to increases in the average available investable cash balance.

         Income tax expense was $2.3 million in 1997, or an effective tax rate of 38%, as compared to $0.2 million in 1996, or an effective tax rate of 32%. The increase in the effective tax rate resulted from the Company's higher tax bracket due to the significant increase in income from continuing operations before income taxes.

         As a result of the foregoing, income from continuing operations was $3.8 million, or basic and diluted earnings per share of $1.00, for 1997, as compared to income from continuing operations of $0.4 million, or basic and diluted earnings per share of $0.10, for 1996.

         The net loss from discontinued operations was $0.8 million, or basic and diluted earnings per share of $(0.21), for 1997, as compared to a net loss from discontinued operations of $9.9 million, or basic and diluted earnings per share of $(2.59), for 1996. The improvement in the loss from discontinued operations primarily resulted from a smaller after-tax loss from Health Power HMO's operations due to the accounting for deferred taxes and the write-off of the entire purchase price of $5.0 million paid by Health Power HMO to acquire certain contract rights from ChoiceCare Health Plans, Inc.

         The Company had net income of $3.0 million, or basic and diluted earnings per share of $0.79, for 1997, as compared to a net loss of $9.4 million, or basic and diluted earnings per share of $(2.49), for 1996. There were 3,818,465 and 3,810,331 basic weighted average of shares of common stock and common stock equivalents outstanding at December 31, 1997 and 1996, respectively, and 3,832,650 and 3,810,331 diluted weighted average shares of common stock and common stock equivalents outstanding at December 31, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

CONTINUING OPERATIONS

         The Company finances its continuing operations through internally generated funds, and its principal sources of cash for continuing operations are revenues from TPA and MCO services. The Company's principal capital needs for continuing operations are to fund expenditures for continued growth and for possible acquisitions.

         A working capital deficit of $1.1 million from continuing operations existed at December 31, 1998, as compared to working capital from continuing operations of $3.2 million at December 31, 1997. The working capital deficit resulted from incurring $3.5 million in short term debt for the acquisition of M&N Risk Management, including a $3.0 million bank loan due on demand. The Company believes that cash generated from continuing operations should be sufficient to cure the working capital deficit during 1999. In addition, the Company is considering refinancing the bank demand loan for a long-term bank loan once the windup of Health Power HMO is substantially complete. However, there can be no assurance that cash generated from continuing operations will be sufficient to cure the working capital deficit or that the Company will be able to refinance this demand loan for a long-term bank loan. In addition, although the Company believes that the bank does not intend to make demand for payment of such loan in the immediate future, the facts and circumstances surrounding the Company could change at any time such that the bank would demand payment of such loan. Such a demand for payment could have an adverse effect on the Company's financial condition and results of operations.

         At December 31, 1998, cash and cash equivalents from continuing operations were $9.1 million, an increase of $6.2 million from $2.9 million at December 31, 1997. This increase was attributable primarily to payments received with respect to the Company's TPA contracts. These payments constitute deferred revenues which are recognized as income on a pro rata basis over the related contract period, which typically ranges from three to twelve months.

         Cash provided by continuing operating activities was $8.3 million and $2.8 million for 1998 and 1997, respectively.

         Cash used in continuing operations in investing activities was $3.0 million and $1.7 million for 1998 and 1997, respectively. For 1998, this amount included $2.6 million in cash used for the acquisition of M&N Risk Management, net of cash acquired, and $0.9 for the purchase of property and equipment. Property and equipment purchased in 1998 included additional computer software and equipment. For 1997, property and equipment purchase amounted to $1.2 million, which included additional computer software and equipment.

         As previously described, CompManagement acquired all of the outstanding capital stock of M&N Risk Management and a related entity on December 31, 1998. The purchase price for this acquisition, after an adjustment based upon the closing net equity of M&N Risk Management and the related entity, was $5,526,736. The purchase price was financed by a $3,000,000 promissory note from National City Bank (the "Bank") and by a $2,526,736 promissory note payable to the seller. The promissory note from the Bank is due on demand, accrues interest at the Bank's prime rate (currently 7.8%), and is secured by a lien on all business assets of CompManagement, CompManagement Health Systems, and M&N Risk Management. The seller's promissory note is a three-year note maturing on December 31, 2001. This note provides for principal payments in the amounts of $526,736, $1,000,000, and $1,000,000 due on December 31, 1999, 2000, and 2001,
respectively, and interest payments at the rate of 7% per annum due quarterly over the term of the note. The payment of the seller's promissory note is guaranteed by M&N Risk Management and is secured by a lien on all business assets of CompManagement, CompManagement Health Systems, and M&N Risk Management. The seller's promissory note and all liens granted with respect to such note are subordinated in all respects to the Bank's promissory note.

         CompManagement leases a 70,000 square foot building in Dublin, Ohio. The lease restricts CompManagement's ability to distribute funds and/or assets to Health Power, Inc. or another affiliate unless CompManagement meets certain tangible net worth requirements.

         The Company believes that cash generated from continuing operations will be sufficient to fund its anticipated cash needs for working capital and expenditures for continuing operations for the next 12 months, including working capital requirements caused by the Bank making demand for payment of the $3.0 million demand loan. As discussed above, the Company had a working capital deficit of $1.1 million from continuing operations as of December 31, 1998.

DISCONTINUED OPERATIONS

        As previously described, ODI issued an order revoking Health Power HMO's certificate of authority effective May 1, 1999. The revocation order permits Health Power HMO to conclude its affairs and to windup its business on its own, subject to ODI's continuing supervision, but without judicial involvement. Health Power HMO has commenced the immediate windup of its business and is in the process of collecting all of its receivables and other assets and attempting to sell or otherwise dispose of all of its properties on the most favorable terms and conditions under the circumstances. Once this process has been completed, Health Power HMO will pay, or make provision for payment of, claims against it, to the extent funds are available. Health Power HMO intends to pay its creditors in a fair and equitable manner, in order of priority, and on a pro rata basis. Health Power HMO anticipates that its windup will be completed by the end of 1999. Health Power HMO expects that its liabilities will exceed its assets by a significant amount. Accordingly, it is not anticipated that the creditors of Health Power HMO will receive payment in full for their claims against Health Power HMO. Health Power, Inc. believes that neither it nor any of its other subsidiaries are liable for any claims against Health Power HMO. Furthermore, Health Power, Inc. does not intend to fund, or cause any other subsidiary to fund, any deficits of Health Power HMO.

YEAR 2000 MATTERS

         The Year 2000 issue is the result of computer programs having been written using two digits rather than four to define the applicable year. Any information technology ("IT") systems used by the Company that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of uncertain duration in the Company's operations, including, among other things, an inability to process transactions or engage in normal business activities. The Company uses IT systems which are essential to its operations, such as computer software and hardware in the mainframe, midrange and desktop environments, as well as telecommunications. Additionally, the impact of the problem extends to non-IT systems, such as automated building systems and instrumentation.

         The Company has created a committee to address Year 2000 issues. This committee has been actively assessing the Company's Year 2000 readiness and, as part of these assessments, has developed a compliance plan which includes a timetable for identifying, evaluating, resolving, and testing the Company's IT systems for Year 2000 issues. This committee includes members of the Company's senior management and information systems departments to ensure that issues are adequately addressed and completed in a timely manner.

         The timetable provides for the Company's completion of its remediation of any Year 2000 issues by the end of the third quarter of 1999. During the first quarter of 1999, the Company substantially completed an inventory of its IT systems. According to the compliance plan, the testing phase is expected to be complete by the end of the second quarter of 1999. In that phase, the Company will perform a system-wide test on all of its proprietary and non-proprietary IT systems and applications for Year 2000 compliance. The Company believes that all proprietary and non-proprietary IT systems and applications utilized by the Company are either Year 2000 compliant or will be Year 2000 compliant upon installation of available patches and upgrades. The Company currently believes that all of its IT systems will be Year 2000 compliant by the end of the third quarter 1999. The Company also performed a Year 2000 readiness review of M&N Risk Management in connection with the acquisition of that company, and the Company currently believes that all of M&N Risk Management's IT systems will be Year 2000 compliant by the end of the third quarter of 1999. The Company's Year 2000 committee is working with significant third party vendors to verify that they are Year 2000 compliant.

         The Company currently believes that all Year 2000 issues will be resolved in a timely manner and that costs associated with Year 2000 compliance issues will not be material to the Company's financial position or results of operations. However, there is a risk that third parties will not achieve Year 2000 compliance in a timely manner, which could have an adverse effect on the Company's operations. The Company's Year 2000 committee intends to develop appropriate contingency plans as necessary to address Year 2000 compliance issues as they arise.

         The Company currently believes that the primary costs associated with Year 2000 compliance issues are in-house time costs associated with administration, review and testing of systems. These costs have not been calculated, but the Company believes the costs are not material.

INFLATION

         The Company's operations are not significantly affected by inflationary pressures. Although inflation does affect salaries, employee benefits, and other operating expenses, after considering general inflationary trends, total revenues of the Company produced growth in real terms in 1998 and 1997. Revenues increased largely due to increased TPA and MCO services rather than increases in inflation.

FORWARD LOOKING STATEMENTS; CERTAIN FACTORS AFFECTING FUTURE RESULTS

         Statements contained in this Form 10-K or any other reports or documents prepared by Health Power, Inc. or made by management of Health Power, Inc. may be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause Health Power, Inc.'s operating results to differ materially from those projected. The following factors, among others, in some cases have affected and in the future could affect Health Power, Inc.'s actual financial performance.

POTENTIAL LEGAL ACTIONS RELATED TO HEALTH POWER HMO AND ITS DISCONTINUED OPERATIONS

        Due to the revocation of its certificate of authority effective May 1, 1999, and the disenrollment of its Medicaid members effective March 31, 1999, Health Power HMO has commenced the immediate windup of its business. The revocation order issued by ODI permits Health Power HMO to conclude its affairs and to windup its business on its own, subject to ODI's continuing supervision, but without judicial involvement. Health Power HMO expects that its liabilities will exceed its assets by a significant amount. Accordingly, it is not anticipated that the creditors of Health Power HMO will receive payment in full for their claims against Health Power HMO. Health Power, Inc. believes that neither it nor any of its other subsidiaries are liable for any claims against Health Power HMO. Furthermore, Health Power, Inc. does not intend to fund, or cause any other subsidiary to fund, any deficits of Health Power HMO. However, there can be no assurance that creditors of Health Power HMO will not initiate legal actions against Health Power, Inc. or any of its other subsidiaries seeking satisfaction of their unpaid claims against Health Power HMO. The legal fees and other costs of defending such legal actions could be significant. Furthermore, due to the fact-intensive nature of these actions and the unpredictability of courts in this area of the law, there can be no assurance that Health Power, Inc. or its other subsidiaries will be successful in defending any such legal actions. Any such legal actions having an unfavorable outcome to Health Power, Inc. or any of its other subsidiaries could have a material adverse affect on their financial condition and results of operations. Any such legal actions could also cause Health Power HMO or ODI to seek regulatory or court protection and oversight of the liquidation process.

DEPENDENCE UPON HEALTH PARTNERSHIP PROGRAM

         The Company participates in Ohio's Health Partnership Program through its contract with OBWC. This contract is for a two-year term expiring on December 31, 2000. There can be no assurance that OBWC will renew this contract when it expires. In addition, there can be no assurance that OBWC will not modify this contract in the future in a manner unfavorable to the Company. Furthermore, OBWC may at any time initiate proceedings to decertify the Company as an MCO if it fails to substantially perform its duties under the contract, and if such decertification occurs, the contract will automatically terminate. Finally, approximately 43% of the fees payable under this contract are subject to the attainment of certain return to work measurements established in the contract. There can be no assurance that the Company will be able to meet any or a significant portion of these performance measurements. This contract accounts for all of the revenues associated with MCO services, which revenues were $13.0 million and $11.3 million in 1998 and 1997, respectively. For 1998 and 1997, the Company's MCO revenues represented approximately 52% and 51%, respectively, of the Company's consolidated revenues. The loss or unfavorable modification of this contract or the failure to significantly satisfy the performance measurements under the contract would have a material adverse effect on the Company's business, financial condition, and results of operations.

DEPENDENCE UPON GROUP RATING PLANS

         The Company provides TPA services for group rating plans for approximately 100 trade associations, which include approximately 17,600 employers. Each association and employer administrative agreement is typically for a one-year service period. Revenues from one group rating plan represented approximately 28% of the Company's 1998 revenues. There can be no assurance that the agreement with this trade association or any other associations or employers will be renewed upon their expiration, or if renewed, upon terms favorable to the Company. The failure to renew the contract with this trade association could have a material adverse effect on the Company's financial condition and results of operations.

GOVERNMENT REGULATION

         The Company is significantly dependent upon plans or programs administered by governmental agencies pursuant to state statutes and regulations. In particular, the Company is significantly dependent on Ohio's group rating program and Health Partnership Program. The Company's MCO is subject to extensive regulation by OBWC relating to the operation of its MCO. Any changes to Ohio's statutes or regulations applicable to group rating plans or the Health Partnership Program, or interpretations of these statutes and regulations by OBWC, could have a material adverse effect upon the revenues and operations of the Company. The Company believes that its continuing operations are presently in material compliance with all laws, regulations and certification requirements applicable to such operations. However, there can be no assurance that the Company will be able to continue to maintain required regulatory authority or that regulatory changes will not have an adverse impact on the Company in the future.

FAILURE OF YEAR 2000 COMPLIANCE

         The Company is actively assessing its Year 2000 readiness, including the extent to which third parties with whom the Company has significant relationships may be vulnerable to Year 2000 issues and what impact, if any, these Year 2000 issues will have on the Company. As part of these assessments, the Company has created a task force which has developed a timetable for identifying, evaluating, resolving and testing its Year 2000 issues. The Company anticipates timely completion of its Year 2000 remediation by the end of the third quarter of 1999. However, the failure to become Year 2000 compliant on a timely basis could have a material adverse affect on the Company's business, financial condition, and results of operations. Currently, the Company does not have a contingency plan in place if it fails to become Year 2000 compliant on a timely basis. However, the Year 2000 task force is continuously reviewing the status of the Company's remediation efforts and intends to develop appropriate contingency plans as necessary to address Year 2000 compliance issues as they arise.

RISKS ASSOCIATED WITH ACQUISITIONS

         During the past year the Company has invested, and for the foreseeable future the Company anticipates investing, a substantial amount of capital in acquisitions. Acquisitions involve numerous risks, including the failure to retain key employees and contracts and the inability to integrate businesses without material disruption. In addition, some competitors of the Company have similar acquisition strategies. There can be no assurance that any future acquisitions will be successfully integrated into the Company's operations, that competition for acquisitions will not intensify, or that the Company will be able to complete such acquisitions on acceptable terms and conditions. In addition, the costs of unsuccessful acquisition efforts may adversely affect the Company's results of operations.

DEPENDENCE ON KEY PERSONNEL

         The Company's operations are highly dependent upon the efforts of certain key personnel, including Dr. Bernard F. Master, Robert J. Bossart, Jonathan R. Wagner, and Richard T. Kurth. The loss of the services of any of these individuals could have a material adverse effect on the operations of the Company. The Company has employment agreements with each of these individuals.

COMPETITION

         The workers' compensation cost containment and medical management industry is highly fragmented and competitive, and the intensity of competition can be expected to increase. In Ohio, the market share in this industry is concentrated among a few companies, including the Company. The Company's primary competitors in Ohio are several TPAs and/or MCOs owned by large insurance carriers which offer one or more services similar to those offered by the Company and numerous independent companies, typically on a regional basis. Some of the Company's competitors are significantly larger and have greater financial and marketing resources than the Company. Although the Company believes its specialization in the workers' compensation area, breadth of services, outstanding service, and independence from insurance carriers will enable it to compete successfully, there can be no assurance that the Company will be able to compete effectively against existing competitors or that additional competitors will not enter the Company's areas of operations in the future.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

         The Company's primary market risk exposure is to changes in the level or volatility of interest rates primarily due to its borrowing activities. Interest rate risk is a consequence of maintaining fixed rate financial instruments.

The Company's interest rate risk at December 31, 1998, arises primarily due to a fixed rate note that matures in 2001 and is considered to be sensitive to changes in interest rates; however, such changes are not considered to have a material impact on projected cash flows of the Company.

         The Company does not enter into financial instruments for trading or speculative purposes, nor does it own any derivative financial instruments. The Company has no exposure to foreign currency exchange rate risk.
The Company does not maintain a trading portfolio. The Company does not anticipate significant changes in the Company's primary market risk exposures or in how these exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


HEALTH POWER, INC.
AND SUBSIDIARIES

REPORT ON AUDITS OF
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 1998, 1997 AND 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS

March 11, 1999

Board of Directors and Shareholders
Health Power, Inc.
Columbus, Ohio


We have audited the accompanying consolidated balance sheets of Health Power, Inc., and Subsidiaries (the Company) as of December 31, 1998 and 1997,and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 16 to the financial statements, at December 31, 1998 and 1997, the Company's HMO subsidiary did not meet minimum statutory net worth and admitted asset requirements as established by the Ohio Department of Insurance. Additionally, during the fourth quarter 1998 the Company decided to discontinue operations of its HMO subsidiary.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Power, Inc., and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                  /s/ PricewaterhouseCoopers LLP
                                                  ------------------------------

HEALTH POWER, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                        1998            1997
   ASSETS
Current assets:
   Cash and cash equivalents                                        $11,714,169     $ 8,427,483
   Accounts receivable, net                                           5,671,074       3,616,639
   Prepaid expenses and other                                           239,900         330,496
   Current non-cash assets of discontinued operations (Note 16)       3,055,124       4,248,950
   Deferred income taxes, net                                            80,669          89,548
                                                                    -----------     -----------

       Total current assets                                          20,760,936      16,713,116
                                                                    -----------     -----------

Property and equipment, at cost:
   Leasehold improvements                                               188,068         160,840
   Furniture, equipment and software                                  3,974,319       1,665,878
                                                                    -----------     -----------

                                                                      4,162,387       1,826,718

     Less accumulated depreciation                                    1,230,973         438,074
                                                                    -----------     -----------

                                                                      2,931,414       1,388,644
                                                                    -----------     -----------

Goodwill                                                              5,526,736              --
Noncurrent assets of discontinued operations (Note 16)                1,403,344       3,705,467
Deposits and other assets                                                46,905         541,581
                                                                    -----------     -----------

       Total assets                                                 $30,669,335     $22,348,808
                                                                    ===========     ===========



CONTINUED

HEALTH POWER, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                    1998              1997
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Deferred revenues                                            $  8,378,113      $    498,806
   Accounts payable                                                1,323,684           853,271
   Taxes payable                                                   2,788,701         2,009,209
   Current liabilities of discontinued operations (Note 16)        9,163,635        11,142,394
   Accrued expenses and other current liabilities                    160,442           239,771
   Note payable                                                    3,526,736                --
                                                                ------------      ------------

       Total current liabilities                                  25,341,311        14,743,451
                                                                ------------      ------------

Note payable                                                       2,000,000

Deferred income taxes, net                                           222,481            40,536
                                                                ------------      ------------

       Total liabilities                                          27,563,792        14,783,987
                                                                ------------      ------------

Commitments and contingencies (Notes 7 and 23)                            --                --

Stockholders' equity:
   Preferred stock, par value of $.01 per share, 5,000,000
     shares authorized; none issued                                       --                --
   Common stock, par value of $.01 per share, 10,000,000
     shares authorized; 3,834,829 and 3,820,498 shares
     issued and outstanding, respectively                             38,348            38,205
   Additional paid-in capital                                     10,809,475        10,743,643
   Accumulated deficit                                            (7,742,280)       (3,217,027)
                                                                ------------      ------------

       Total stockholders' equity                                  3,105,543         7,564,821
                                                                ------------      ------------

       Total liabilities and stockholders' equity               $ 30,669,335      $ 22,348,808
                                                                ============      ============




  The accompanying notes are an integral part of these consolidated financial statements.

HEALTH POWER, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                    1998              1997              1996
Revenues:
   Contract                                                     $ 24,861,454      $ 22,182,644      $  6,671,679
                                                                ------------      ------------      ------------

Expenses:
   General and administrative                                     21,271,804        16,558,530         6,338,479
                                                                ------------      ------------      ------------

                                                                  21,271,804        16,558,530         6,338,479
                                                                ------------      ------------      ------------

     Income from operations                                        3,589,650         5,624,114           333,200

Interest income and other, net                                       444,290           531,919           247,020
                                                                ------------      ------------      ------------

     Income from continuing operations
       before income taxes                                         4,033,940         6,156,033           580,220

Federal, state and local income tax expense                       (1,570,204)       (2,324,163)         (184,934)
                                                                ------------      ------------      ------------

Income from continuing operations                                  2,463,736         3,831,870           395,286

Discontinued operations (Note 16):
   Loss from discontinued operations (net of
     tax (expense) benefits of ($1,030,443), $3,965,073 and
     $1,957,769, respectively)                                    (4,902,232)         (818,082)       (9,878,650)
   Loss on disposal of discontinued operations;
     including $607,000 for operating losses
     during phase-out period (net of tax
     benefits of $0)                                              (1,613,493)               --                --
                                                                ------------      ------------      ------------

        Net (loss) income                                       $ (4,051,989)     $  3,013,788      $ (9,483,364)
                                                                ============      ============      ============

Earnings per share (basic and diluted):

   Income from continuing operations, per share                 $        .64      $       1.00      $       0.10

   Loss from discontinued operations, per share                        (1.70)            (0.21)            (2.59)
                                                                ------------      ------------      ------------

Net (loss) income per share                                     $      (1.06)     $       0.79      $      (2.49)
                                                                ============      ============      ============



  The accompanying notes are an integral part of these consolidated financial statements.

HEALTH POWER, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                          COMMON STOCK            ADDITIONAL                           TOTAL
                                          ------------              PAID-IN        ACCUMULATED     STOCKHOLDERS'
                                     SHARES         AMOUNT          CAPITAL          DEFICIT          EQUITY
                                     ------         ------          -------          -------          ------
Balance at December 31, 1996        3,810,331     $    38,104     $10,711,292     $(6,230,815)     $ 4,518,581

   Issuance of common stock -
     director stock award
     plan                              10,167             101          32,351              --           32,452

   Net loss                                --              --              --       3,013,788        3,013,788
                                    ---------     -----------     -----------     -----------      -----------

Balance at December 31, 1997        3,820,498          38,205      10,743,643      (3,217,027)       7,564,821


   Issuance of common stock -
     director stock award
     plan and exercise of
     stock options                     14,331             143          65,832              --           65,975

   Excess of liabilities
     assumed in acquisition                --              --              --        (473,264)        (473,264)

   Net loss                                --              --              --      (4,051,989)      (4,051,989)
                                    ---------     -----------     -----------     -----------      -----------

Balance at December 31, 1998        3,834,829     $    38,348     $10,809,475     $(7,742,280)     $ 3,105,543
                                    =========     ===========     ===========     ===========      ===========




  The accompanying notes are an integral part of these consolidated financial statements.

HEALTH POWER, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                                1998              1997              1996
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income from continuing operations                                    $  2,463,736      $  3,831,870      $    395,286
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities of
     continuing operations:
       Depreciation                                                              431,031           228,952           344,237
       Loss on disposal of property and equipment                                     --                --           155,960
       (Increase) decrease in deferred income taxes                               49,479           (49,012)           63,084
       Issuance of common stock for director stock award plan                     65,975            32,452                --
       Changes in current assets and current liabilities of continuing operations:
          Decrease (increase) in accounts and notes receivable                 1,580,777        (3,152,377)         (161,117)
          Decrease (increase) in prepaid expenses and other                      181,143          (193,611)          (16,869)
          Decrease (increase) in income taxes refundable                              --            94,412           (94,412)
          Increase (decrease) in deferred revenues                             4,715,345          (530,138)          723,983
          (Decrease) increase in accounts payable                               (481,731)          435,315            28,150
          Increase (decrease) in taxes payable, net                             (648,983)        2,009,209                --
          Increase (decrease) in accrued expenses and other liabilities          (99,683)           95,578             6,002
                                                                            ------------      ------------      ------------
            Cash provided by continuing operating activities                   8,257,089         2,802,650         1,444,304
            Cash used in discontinued operations                              (4,954,610)       (6,515,633)       (6,568,848)
                                                                            ------------      ------------      ------------
              Net cash provided by (used in) operating activities              3,302,479        (3,712,983)       (5,124,544)
                                                                            ------------      ------------      ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of property and equipment, net                                      (869,173)       (1,230,105)         (484,917)
   Proceeds from sale of property and equipment                                       --                --            99,000
   Cash of acquired M&N                                                          352,913
   Acquisition of M&N                                                         (3,000,000)
   Deposits and other assets                                                     495,379          (497,658)          (28,926)
                                                                            ------------      ------------      ------------
     Cash used in continuing operations                                       (3,020,881)       (1,727,763)         (414,843)
     Cash provided by (used in) discontinued operations                            5,088           (60,411)          (24,865)
                                                                            ------------      ------------      ------------
              Net cash used in investing activities                           (3,015,793)       (1,788,174)         (439,708)
                                                                            ------------      ------------      ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Issuance of note payable for acquisition of M&N                             3,000,000                --                --
                                                                            ------------      ------------      ------------
              Net cash provided by financing activities                        3,000,000                --                --
                                                                            ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                           3,286,686        (5,501,157)       (5,564,252)

Cash and cash equivalents, beginning of year                                   8,427,483        13,928,640        19,492,893
                                                                            ------------      ------------      ------------

Cash and cash equivalents, end of year                                      $ 11,714,169      $  8,427,483      $ 13,928,641
                                                                            ============      ============      ============

          SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid                                                           $         --      $    309,838      $         --
                                                                            ============      ============      ============
Issuance of promissory note for acquisition of M&N                          $  2,526,736      $         --      $         --
                                                                            ============      ============      ============




  The accompanying notes are an integral part of these consolidated financial statements.

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

1.       DESCRIPTION OF OPERATIONS

         Health Power, Inc. (the Company) is a Delaware holding company that provides full-service workers' and unemployment compensation consulting services through its CompManagement, Inc. (CompManagement) subsidiary to employers in the State of Ohio. Effective March 1, 1997, CompManagement Health Systems, Inc., a subsidiary of CompManagement, began operations as a managed care organization for the Ohio Bureau of Workers' Compensation (OBWC). Effective December 31, 1998, CompManagement purchased M&N Risk Management, Inc., and M&N Enterprise, Inc., companies providing compensation consulting services. It also operates Health Power HMO, Inc., a health maintenance organization
         (HMO) in and around the Columbus, Cincinnati, Dayton, Ohio, areas for Medicaid recipients primarily enrolled in the Ohio Works First/Healthy Start (OWF) programs, as well as for commercial members. On December 29, 1998, the Company's Board of Directors formally approved a plan to discontinue operations of the HMO.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following is a summary of significant accounting policies followed in preparation of these consolidated financial statements:

         Basis of presentation. The accompanying consolidated financial statements are presented in accordance with generally accepted accounting principles (GAAP) and reflect the reclassification of the HMO segment as discontinued operations. Assets and liabilities of the discontinued operations are shown separate from the continuing operations in the consolidated balance sheet. Income from discontinued operations has been adjusted for the effect of the allocation of certain general corporate overhead costs associated with continuing operations. All intercompany balances and transactions have been eliminated in consolidation.

         Unless otherwise stated, the notes to the financial statements disclose information related to continuing operations. See note 16 for disclosure of discontinued operations and related notes.

         Cash equivalents. It is the policy of the Company to classify investments with original maturities of three months or less as cash equivalents. Cash equivalents at December 31, 1998 include $9,381,956 deposited in an overnight sweep account and $96,793 invested in a money market fund.

         Leaseholds and equipment. Depreciation of leasehold improvements and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 25 years.

         Expenditures for major betterments are capitalized, and expenditures for repairs and maintenance are charged to operations as incurred. When property and equipment are retired or sold, the cost and related accumulated depreciation and amortization are removed from the accounts, with any gain or loss reflected in operations.

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

         Goodwill. The Company records goodwill for the excess of cost over fair value of net assets acquired. Goodwill is amortized on a straight-line basis over a twenty year period. Goodwill will be evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount.

         Revenues. Contract revenues are derived from claims management, administrative, consulting services, and managed care administration services which are recorded as earned based on the requirements and duration of the related contract. Revenue from the managed care administration services are recognized on a monthly basis based on the contracted administrative fee with the OBWC. In addition, contract revenue earned is recorded for some incentive awards when the claims are processed to which the incentive is related and a bonus award is recorded in the year earned. Revenue on certain contracts has been deferred and is recognized in income on a pro rata basis over the related contract periods, which typically range between 3 and 12 months. Commission expense associated with these contracts is also deferred and recognized as an expense on a pro rata basis over the related contract periods. For services related to group rating contracts, fees are paid to the group's sponsor and netted against contract revenues. For the year ended December 31, 1998, contract revenue from a major client approximated 28% of the Company's contract revenue. Contract revenues received in advance are included in deferred revenues.

         Income taxes. Deferred income tax assets and liabilities are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates recognized as income or expense in the period that includes the enactment date.

         Stock-based compensation. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25) and related interpretations in accounting for its stock-based compensation plans in the accompanying financial statements. The Company applies the disclosure requirements of Statement of Financial Accounting Standards
         (SFAS) No. 123, Accounting for Stock-Based Compensation (see Note 10).

         The Company provides a director stock award plan to non-employee directors of Health Power, Inc., Health Power HMO, Inc., and CompManagement, Inc. Under this plan, the directors elect percentages of their directors' fees to be paid in cash or in stock of Health Power, Inc. Payment of the directors' fees is made subsequent to attendance of the respective meetings. In 1998, the Company issued 13,831 shares of common stock with a market value of $64,351 to the directors. The Company records the expense in the year the stock is earned.

         Segment reporting. The Company adopted Statement of Financial Accounting Standard 131, "Disclosure about Segment of an Enterprise and Related Information" (FAS 131). This statement requires a "management" segment approach in identifying reportable segments which focuses on financial information that the Company's decision makers use to make decisions and performance about the operating segments. FAS 131 also requires disclosures about certain related disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 13).

         Use of estimates. The preparation of financial statements in conformity with GAAP requires

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

         management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Other disclosures. Effective December 31, 1997, the Company adopted SFAS No. 128, Earnings Per Share. The statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock (see Note 14). All reported prior period earnings per share information has been restated in accordance with SFAS No. 128.

         Effective January 1, 1998, the Company adopted SFAS 130, Reporting Comprehensive Income. This statement establishes standards for reporting of comprehensive income and its components in a full set of general-purpose financial statements. The impact of the statement on Health Power, Inc.'s financial statement was not included, as the Company had no other comprehensive income items.

         Investment in subsidiary (Parent Company Only). The Parent's investment in its wholly-owned subsidiaries, is recorded using the equity method of accounting. The investment represents the underlying net book value of the subsidiaries on a generally accepted accounting principles basis (see Note 15).

3.       ACQUISITIONS

On December 31, 1998, the Company's subsidiary CompManagement acquired M&N Risk Management, Inc. and M&N Enterprise, Inc., collectively referred to as "M&N" in a transaction accounted for under the purchase method of accounting for business combinations. CompManagement purchased 100% of the issued and outstanding shares of capital stock of M&N for a purchase price of $6,000,000 with the provision for adjustment based on the closing net equity of M&N. Funding for the acquisition was provided by a $3,000,000 demand note with a financial institution and $2,526,736 in a promissory note payable to the seller of M&N. At the time of acquisition, M&N had $5,451,165 in total assets and $5,924,429 in total liabilities, which have been included in the accompanying consolidated financial statements. The Company has recorded a reduction in the promissory note due the seller of M&N of $473,264 as a result of an adjustment to the purchase price. The Company also recorded goodwill of $5,526,736 as a result of the application of purchase accounting.

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

         The following summarizes the pro-forma results of continuing operations for the years ended December 31, 1997 and 1998 as if M&N had been acquired at the beginning of each period presented:


                                                                         YEARS ENDED DECEMBER 31,
                                                                      ------------------------------
                                                                          1998              1997
                                                                      ------------      ------------
                  Contract revenue                                    $ 31,817,930      $ 26,789,960

                  Income from continuing operations                      2,525,101         3,334,673

                  Net (loss)  income                                  $ (3,990,624)     $  2,516,591

                  Earnings per share (basic and diluted):

                     Income from continuing operations, per share          $   .66             $ .87

                     Net (loss) income, per share                          $ (1.04)            $ .66

The pro forma information, as presented above, is not necessarily indicative of the results which would have been obtained had the transaction occurred at January 1, 1997, nor is it indicative of future results.

4.       ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following at December 31:


                                                                        1998              1997
                  Contract receivables                              $ 5,603,036       $ 3,609,777
                  Other                                                 429,995           308,295
                                                                    -----------       -----------

                                                                      6,033.031         3,918,072

                     Less allowance for doubtful accounts              (361,957)         (301,433)
                                                                    -----------       -----------

                                                                    $ 5,671,074       $ 3,616,639
                                                                    ===========       ===========




         Contract receivables primarily represent amounts due from the OBWC for incentive and bonus earned of approximately $1,200,000 and $2,558,000 in the fourth quarter of 1998 and 1997, respectively. In addition, due to the acquisition of M&N at December 31, 1998 contract receivables increased by $3,254,842. The Company maintains an allowance for doubtful accounts when the receivable is deemed uncollectible.

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


5.       DEPOSITS AND OTHER ASSETS

         Deposits and other assets consist of the following:


                                                       1998         1997
                  Pledged certificate of deposit     $     --     $500,000
                  Deposits and other                   46,905       41,580
                                                     --------     --------

                                                     $ 46,905     $541,580
                                                     ========     ========


         In 1997, the certificate of deposit represented amounts pledged for the HMO's Certificate of Authority with the Ohio Department of Insurance. During 1998, cash in an equal amount was transferred to the HMO and the pledge of the certificate of deposit was released.

6.       NOTES PAYABLE

         Notes payable represents the amounts payable for the acquisition of M&N at December 31, 1998 and consists of $3,000,000 demand note payable to a financial institution with interest payable monthly at prime rate. At December 31, 1998, the prime rate was 7.75%. In addition, the Company recorded a $2,526,736 promissory note payable to the parent company of M&N with a stated interest rate of 7% due quarterly. The scheduled principal payments of the promissory note are as follows:

                                 1999      $  526,736
                                 2000       1,000,000
                                 2001       1,000,000
                                           ----------

                                           $2,526,736
                                           ==========


7.       COMMITMENTS

         CompManagement is party to employment agreements with certain employees. The agreements call for certain levels of commission expense to be paid by CompManagement to these individuals for selected contract revenue earned over the terms of their agreements. In 1997, CompManagement and CompManagement Health Systems amended the above employee agreements to include certain commissions to be paid to these employees. These agreements expire on December 31, 1999. Total commission expense paid in 1998, 1997 and 1996 in connection with these agreements was approximately $668,000 and $2,050,000 and $74,000, respectively.

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


8.       INCOME TAXES

         The Company and its subsidiaries file a consolidated federal income tax return.

         The (provision) benefit for income taxes in 1998, 1997 and 1996 for continuing operations consists of the following:

                                   1998             1997             1996
                  Current      $(1,457,737)     $(2,373,175)     $  (123,597)
                  Deferred        (112,467)          49,012          (61,337)
                               -----------      -----------      -----------

                               $(1,570,204)     $(2,324,163)     $  (184,934)
                               ===========      ===========      ===========



         The significant components of the deferred tax (expense) benefit for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                     1998           1997           1996
                  Deferred tax expense
                     from change in temporary
                     differences                  $(112,467)     $ (12,325)     $      --
                  Reversal (establishment) of
                     of valuation allowance              --         61,337        (61,337)
                                                  ---------      ---------      ---------

                                                  $(112,467)     $  49,012      $ (61,337)
                                                  =========      =========      =========


         A reconciliation of the Company's effective income tax rate for continuing operations, as reflected in the consolidated statement of operations, to the statutory federal, state and local tax rate is as follows:

                                                              1998             1997             1996
                  Federal income tax expense
                     at the statutory rate                $(1,295,258)     $(1,979,787)     $  (243,692)
                  State and local income taxes, net
                     of federal tax (expense) benefit        (234,482)        (359,040)         184,211
                  Tax-exempt interest                              --               --           61,762
                  Business meals                              (18,448)         (22,841)           5,975
                  Reversal (establishment) of
                     valuation allowance                           --           61,337          (61,337)
                  Other                                       (22,016)         (23,832)        (131,853)
                                                          -----------      -----------      -----------

                       Effective tax expense              $(1,570,204)     $(2,324,163)     $  (184,934)
                                                          ===========      ===========      ===========

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


         The components of the net deferred tax (liability) asset as of December 31, 1998 and 1997 were as follows:

                                                                          1998           1997
                           Deferred tax assets:
                              Bad debt allowance                       $  83,802      $ 124,172
                              Deferred contract revenue                   24,660         49,321
                              Other                                       13,815          9,472
                                                                       ---------      ---------

                                                                         122,277        182,965
                                                                       ---------      ---------

                           Deferred tax liabilities:
                              Property and equipment                     236,904         40,536
                              Prepaid expenses                            25,059         90,228
                              Other                                        2,126          3,189
                                                                       ---------      ---------

                                                                         264,089        133,953
                                                                       ---------      ---------

                                Net deferred tax (liability) asset     $(141,812)     $  49,012
                                                                       =========      =========



9.       LEASES

         The Company has various operating leases for office space and equipment. The leases have initial terms of up to fifteen years, contain certain escalation clauses, and provide for renewal options for up to 10 years.

         As of December 31, 1998, future minimum rental payments under the leases are as follows:

                  1999                            $ 1,742,885
                  2000                              1,236,494
                  2001                                889,967
                  2002                                842,699
                  2003                                832,518
                  Thereafter                        8,320,264
                                                  -----------

                                                  $13,864,827
                                                  ===========


         Rental expense was approximately $1,579,786, $876,813, and $470,350, for 1998, 1997 and 1996, respectively.

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


10.      STOCK OPTIONS AND AWARDS

         Stock-based compensation plans. The Company sponsors various stock-based incentive compensation plans (the Plans) for directors and eligible employees. The Company applies APB Opinion 25 and related interpretations in accounting for the Plans. Pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 are required by SFAS 123 and are presented below.

         Under the Plans, the Company is authorized to issue shares of common stock pursuant to "awards" granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options, and other similar stock-based awards to directors and eligible employees of the Company for up to 400,000 common shares of the Company. The Company granted stock options in 1998, 1997 and 1996 under the Plans in the form of incentive stock options and nonqualified stock options. In January 1997, the Company registered 35,000 shares of common stock for the 1996 directors' stock award plan. In February 1998, the Company registered 180,000 shares of common stock under an executive stock option plan.

         Employee and director stock options. The Company granted market price stock options in 1998, 1997 and 1996 to employees and directors. The stock options granted in 1998, 1997 and 1996 have terms of 10 years. The options granted to directors were vested immediately on the grant date. The options granted to employees vest at the rate of 25% per year on each of the first four anniversaries of the date of grant. Options granted to various executives vest 100% at the end of six years (subject to acceleration to a two-year period depending on the performance of the Company or at the discretion of the Compensation Committee). In accordance with APB 25, the Company has not recognized any compensation cost for these stock options granted in 1998, 1997 and 1996.

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------



         A summary of the status of the Company's director and employee stock options, and the changes during the years is presented below:

                                                      1998                      1997                         1996
                                            -----------------------  --------------------------   --------------------------
                                                           WEIGHTED                    WEIGHTED                     WEIGHTED
                                            # SHARES OF    AVERAGE   # SHARES OF       AVERAGE    # SHARES OF       AVERAGE
                                             UNDERLYING    EXERCISE   UNDERLYING       EXERCISE   UNDERLYING        EXERCISE
                                              OPTIONS       PRICES     OPTIONS          PRICES      OPTIONS          PRICES
                                            -----------    --------  -----------       --------   -----------       --------
         Outstanding at beginning of year      244,781     $ 9.36      204,615          $11.49      146,334          $13.43

            Granted                             59,078       4.42       78,788            3.92       83,512            8.33

            Exercised                              500         --           --              --           --              --
            Forfeited                           53,070      11.41       26,077            9.02       25,231           12.26
            Expired                              1,000      10.57       12,545           11.89           --              --

         Outstanding at the end of year        249,289       8.16      244,781            9.36      204,615           11.50

         Exercisable at end of year            122,092      10.77       95,124           11.52       75,232           12.25

         Weighted-average fair value of
            options granted during year       $   2.33                $   1.83                     $   4.60


         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1998, 1997 and 1996, respectively: no dividend yield for all years; risk-free interest rates are different for each grant and range from 5.06% to 6.73%; the expected lives of options are estimated to be five years; and a volatility of 50.20% for 1998 grants, 41.97% for 1997 grants, and 54.73% for 1996.

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------




         The following table summarizes information about director and employee stock options outstanding at December 31, 1998

                                                        OPTIONS                            OPTIONS EXERCISABLE
                                                      OUTSTANDING                          -------------------
                                                       WEIGHTED
                                                        AVERAGE         WEIGHTED                        WEIGHTED
                                     NUMBER OF         REMAINING        AVERAGE           NUMBER        AVERAGE
                     RANGE OF       OUTSTANDING       CONTRACTUAL       EXERCISE        EXERCISABLE     EXERCISE
                  EXERCISE PRICES   AT 12/31/98          LIFE            PRICE          AT 12/31/98      PRICE
                  ---------------   -----------          ----            -----          -----------      -----
                  $3.25 to 4.00       107,926           $ 3.91           $ 8.26            21,337        $ 3.72

                  $7.00 to 9.00        65,731             6.01             8.37            19,580          7.94

                  $11.00 to 15.31      75,632            13.45             5.88            81,175         13.31
                                      -------           ------           ------           -------        ------

                  $3.25 to $15.31     249,289           $ 8.16           $ 7.44           122,092        $10.77
                                      =======           ======           ======           =======        ======


         ProForma net income and net income per common share. Had the compensation cost for the Company's stock-based compensation plans been determined in accordance with SFAS 123, the Company's net income and net income per common share for 1998 and 1997 would approximate the pro forma amounts below:

                                             AS                               AS                             AS
                                          REPORTED         PROFORMA        REPORTED       PROFORMA        REPORTED        PROFORMA
                                          12/31/98         12/31/98        12/31/97       12/31/97        12/31/96        12/31/96
                                        -----------      -----------      ----------     ----------     -----------     -----------
         Net (loss) income              $(4,051,989)     $(4,084,216)     $3,013,788     $2,904,414     $(9,483,364)    $(9,628,842)

         Net (loss )income per common
            share, diluted                    (1.06)           (1.07)           0.79           0.76           (2.49)          (2.53)



         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995.

         MedOhio stock options. During 1996, the Company entered into a management agreement with Med Ohio Health, Inc., and Med Ohio Health Plan, Inc., to offer a managed care product. In connection with this agreement, MedOhio was granted the option to purchase 25,000 shares of common stock of the Company. Each option had an exercise price of $6.50 per share and various vesting provisions. No expense has been recognized for these options. The agreement was terminated as of February 1998 and all options were forfeited.

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------



11.      EMPLOYEE BENEFITS PLANS

         The Company maintains 401(k) plans for its employees meeting certain age requirements and completing six months to one year of employment and may contribute a percentage of their compensation to this plan. The Company matches a portion of the employee contributions based on the terms of the plan agreement. The Company's matching contributions to the 401(k) plans were approximately $79,803, $50,332, and $34,497 for 1998, 1997 and 1996, respectively, for employees of the continuing operations and approximately $3,438, $5,976 and $7,334 for 1998, 1997 and 1996, respectively, for employees of the discontinued operations.

12.      INITIAL PUBLIC OFFERING

         In March 1994, the Company issued 915,060 shares of common stock in connection with an initial public offering.

         In connection with the initial public offering, the Company issued warrants to its underwriters to purchase 30,000 shares of common stock at an exercise price of $13.20. None of the warrants have been exercised as of December 31, 1998. The warrants expired on March 3, 1999.

13.      SEGMENT REPORTING

         The Company has two reportable segments for its continuing operations: consulting services and managed care services, which were determined based upon its method of internal reporting. Each segment of the Company is managed separately. The consulting services segment offers workers' and unemployment compensation consulting services. The managed care services administer workers' compensation claims for the OBWC and began operations March 1, 1997. The Company also has an all other segment which derives its revenues from management fees and interest income. Segment assets of the all other segment includes those assets of the discontinued operations of the HMO.

         The accounting policies of the segments are the same as those described in Note 2 "Summary of Significant Accounting Policies". Segment data includes intercompany revenues, as well as a charge to allocating corporate expenses to each of its segments. Such amounts have been included in the elimination column to reconcile to consolidated totals.

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------




         The following tables present this information by segment as it is reported internally to management:

                                       -------------------------------------------------------------------------------------
                                                                               1998
                                       -------------------------------------------------------------------------------------

                                       MANAGED CARE       CONSULTING
                                         SERVICES          SERVICES           OTHER          ELIMINATIONS          TOTAL
                                       ------------      ------------      ------------      ------------      -------------
Revenues to unaffiliated customers     $ 12,962,611      $ 11,898,843      $         --      $         --      $ 24,861,454
Intercompany revenues                            --                --         2,425,500         2,425,500                --
Salaries and benefits                     7,437,574         6,057,233         1,385,806        (1,235,806)       13,644,807
Depreciation expense                        185,249           220,475            25,307                --           431,031
Interest income and other, net              123,837           298,237         8,488,334        (8,466,128)          444,290
Income before taxes                       1,458,103         2,590,998         8,451,271        (8,466,432)        4,033,940
Income tax (expense) benefit               (626,308)       (1,031,431)           87,535                --        (1,570,204)
Net income                                  831,795         1,599,566         8,538,806        (8,466,432)        2,463,736
Segment assets                            3,682,746        21,708,398        13,020,667        (7,742,476)       30,669,335

                                       -------------------------------------------------------------------------------------
                                                                               1997
                                       -------------------------------------------------------------------------------------

Revenues to unaffiliated customers     $ 11,269,270      $ 10,913,374      $         --      $         --      $ 22,182,644
Intercompany revenues                            --                --         2,970,070        (2,979,070)               --
Salaries and benefits                     5,495,032         5,411,519         1,516,192        (1,600,192)       10,852,551
Depreciation expense                         74,176           139,552            15,224                --           228,952
Interest income and other, net                                216,609         2,975,993        (2,660,683)          531,919
Income before taxes                       3,077,625         3,051,410         2,687,681        (2,660,683)        6,156,033
Income tax (expense) benefit             (1,197,864)       (1,208,225)           81,926                --        (2,324,163)
Net income                                1,879,761         1,843,185         2,769,607        (2,660,683)        3,831,870
Segment assets                            4,615,448         5,406,046        27,073,702       (14,746,388)       22,348,808

                                       -------------------------------------------------------------------------------------
                                                                               1996
                                       -------------------------------------------------------------------------------------

Revenues to unaffiliated customers               --      $  6,671,679      $         --      $         --      $  6,671,679
Intercompany revenues                            --                --         4,465,419        (4,465,419)               --
Salaries and benefits                            --         4,263,209         2,208,541        (2,208,541)        4,263,209
Depreciation expense                             --            73,618           270,619                --           344,237
Interest income and other, net                   --           131,283        (9,949,396)       10,065,133           247,020
Income before taxes                              --           525,983       (10,010,896)       10,065,133           580,220
Income tax (expense) benefit                     --          (224,828)           39,894                --          (184,934)
Net income                                       --           301,155        (9,971,002)       10,065,133           395,286
Segment assets                                   --         2,564,707        26,253,250        (7,749,380)       21,068,577

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------




    14.  SUPPLEMENTAL DISCLOSURES FOR EARNINGS PER SHARE

                                                             1998             1997             1996
         Basic:
            Earnings:
              Income from continuing operations          $ 2,463,736      $ 3,831,870      $   395,286
              Less:  Loss on discontinued operations      (6,515,725)        (818,082)      (9,878,650)
                                                         -----------      -----------      -----------

                 Net (loss) income                       $(4,051,989)     $ 3,013,788      $(9,483,364)
                                                         ===========      ===========      ===========

            Shares:
              Weighted average common
                shares outstanding                         3,828,564        3,818,465        3,810,331
                                                         ===========      ===========      ===========

         Income from continuing operations
            per common share, basic                      $       .64      $      1.00      $       .10
              Loss from discontinued operations, per
                common share, basic                            (1.70)            (.21)           (2.59)
                                                         -----------      -----------      -----------

                 Net (loss) income per
                   common share, basic                   $     (1.06)     $       .79      $     (2.49)
                                                         ===========      ===========      ===========

         Diluted:
            Earnings:
              Income from continuing operations          $ 2,463,736      $ 3,831,870      $   395,286
              Less:  Loss on discontinued operations      (6,515,725)        (818,082)      (9,878,650)
                                                         -----------      -----------      -----------

                 Net (loss) income                       $(4,051,989)     $ 3,013,788      $(9,483,364)
                                                         ===========      ===========      ===========

            Shares:
              Weighted average common
                shares outstanding                         3,828,564        3,818,465        3,810,331
              Add: dilutive effect of
                outstanding options                            6,294           14,185               --
                                                         -----------      -----------      -----------
              Weighted average common
                shares outstanding, diluted                3,834,858        3,832,650        3,810,331
                                                         ===========      ===========      ===========

         Income from continuing operations
            per common share, diluted                    $      0.64      $      1.00      $       .10
              Loss from discontinued operations, per
                common share, diluted                    $     (1.70)     $      (.21)     $     (2.59)
                                                         ===========      ===========      ===========

                 Net (loss) income per
                   common share, diluted                 $     (1.06)     $       .79      $     (2.49)
                                                         ===========      ===========      ===========

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------




15.      PARENT COMPANY ONLY

         Condensed balance sheets of Health Power, Inc. (parent company only) as of December 31, 1998 and 1997 and the condensed statements of operations and cash flows for the years ended December 31, 1998, 1997 and 1996 are as follows:

                 CONDENSED BALANCE SHEETS -- PARENT COMPANY ONLY

                                                                 1998           1997
                                    ASSETS

         Current assets:
            Cash and cash equivalents                         $   96,794     $   96,717
            Accounts receivable                                    1,626             --
            Accounts receivable, intercompany, net               845,008      1,880,947
            Prepaid expenses and other                               401            417
                                                              ----------     ----------

              Total current assets                               943,829      1,978,081

         Investment in subsidiaries, on equity basis           2,640,095      5,586,740
                                                              ----------     ----------

              Total assets                                    $3,583,924     $7,564,821
                                                              ==========     ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

         Current assets:
            Taxes payable                                     $    5,117     $       --
                                                              ----------     ----------

              Total liabilities                                    5,117             --

         Stockholders' equity                                  3,578,807      7,564,821
                                                              ----------     ----------

              Total liabilities and stockholders' equity      $3,583,924     $7,564,821
                                                              ==========     ==========

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------




            CONDENSED STATEMENTS OF OPERATIONS -- PARENT COMPANY ONLY


                                                        1998             1997             1996
         Interest income                            $     4,777      $    19,975      $   179,907

         General and administrative
            expenses                                     11,896               --               --
                                                    -----------      -----------      -----------

              (Loss) income before income taxes
                and equity in operations
                of subsidiaries                          (7,119)          19,975          179,907

         Federal, state and local income
            tax (expense)                                (1,675)          (6,792)              --
                                                    -----------      -----------      -----------

              (Loss) income before equity in
                operations of subsidiaries               (5,444)          13,183          179,907

         Equity in the (loss) income
            of subsidiaries                          (4,046,545)       3,000,605       (9,663,271)
                                                    -----------      -----------      -----------

              Net income (loss)                     $(4,051,989)     $ 3,013,788      $(9,483,364)
                                                    ===========      ===========      ===========

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------




            CONDENSED STATEMENTS OF CASH FLOWS -- PARENT COMPANY ONLY


                                                                           1998             1997             1996
         CASH FLOWS FROM OPERATING ACTIVITIES:
            Net (loss) income                                          $(4,051,989)     $ 3,013,788      $(9,483,364)
            Adjustments to reconcile net income
              income to net cash provided by (used in):
                Issuance of common stock for director's plan                65,975           32,452               --
                Equity in net loss (income) of subsidiaries              4,046,645       (3,000,605)       9,663,271
                Deferred income taxes                                           --               --          640,715
                Changes in current assets and current liabilities:
                 Prepaid expenses and other                                     16            3,898           26,500
                 Accounts receivable, intercompany                       1,035,939       (1,425,660)        (140,714)
                 Accounts receivable                                        (1,626)              --               --
                 Taxes payable                                               5,117               --               --
                                                                       -----------      -----------      -----------
                   Net cash provided by (used in)
                     operating activities                                1,100,077       (1,376,127)         706,408
                                                                       -----------      -----------      -----------

         CASH FLOWS FROM FINANCING ACTIVITIES:
            Capital infusion to HMO subsidiary                          (1,100,000)              --       (7,500,000)
                                                                       -----------      -----------      -----------
                   Net cash used in financing activities                (1,100,000)              --       (7,500,000)
                                                                       -----------      -----------      -----------

         Net increase (decrease) in cash and cash equivalents                   77       (1,376,127)      (6,793,592)

         Cash and cash equivalents, beginning of year                       96,717        1,472,844        8,266,436
                                                                       -----------      -----------      -----------

         Cash and cash equivalents, end of year                        $    96,794      $    96,717      $ 1,472,844
                                                                       ===========      ===========      ===========

         There were no cash dividends paid by the Company's consolidated subsidiaries to the Company in 1998, 1997, or 1996.

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------




16.      DISCONTINUED OPERATIONS

         On December 29, 1998, the Company's Board of Directors formally approved a plan to discontinue operations of the HMO. Accordingly, the operating results of the HMO operations, including provisions for estimated lease costs, employee severance and benefits, and write-downs of property, plant and equipment during the phase-out period and a loss on disposal have been segregated from continuing operations and reported as a separate line item on the statement of operations. Income from operations of the discontinued HMO operations for the year 1998 included results through December 31, 1998.

         The Company's HMO is subject to regulation by the Ohio Department of Insurance (the Department) and is required to file separate financial statements with the Department prepared in accordance with prescribed or permitted statutory accounting practices. Such practices differ in certain respects from GAAP. In addition, Ohio law requires HMOs to maintain statutory net worth in an amount such that admitted assets are equal to at least one hundred ten percent of liabilities, but in no event less than $1,700,000 and requires cash deposits to be maintained with the Department of $400,000. The Company's HMO did not meet the statutory net worth requirements at December 31, 1998 and 1997. In addition, the Department placed the HMO under supervision on July 13, 1998 and subsequently had a hearing on January 21, 1999 to determine whether to suspend or revoke the license of the HMO. On February 25, 1999, the hearing officer issued a report recommending that the Superintendent of Insurance revoke the license of the HMO. The HMO has filed an objection to the hearing officer report. It is management's intention to cease operations of HMO by April 30, 1999 if it is not disposed of prior to that date.

         The Company has restated its prior financial statements to present the operating results of the HMO as discontinued operations. The assets and liabilities of such operations at December 31, 1998 and 1997, respectively, have been reflected as a separate line item on the balance sheet based substantially on the original classification of such assets and liabilities.

17.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES FOR DISCONTINUED OPERATIONS

         Revenues. Revenues consist primarily of amounts earned under contracts with commercial groups and the Ohio Department of Human Services (ODHS) for Medicaid recipients. Such amounts are recognized when earned. Amounts received prior to the month of service are recorded as deferred revenues. Effective February 24, 1997, the Company gave notice to cancel its contract to provide services for the State of Ohio group in the Dayton area; therefore, health care coverage for that group ceased on March 1, 1997. In addition, effective December 1, 1997, the State of Ohio commercial group coverage for the remaining Columbus and Cincinnati areas were canceled. For the year ended December 31, 1997, commercial group premiums from the State of Ohio approximated 63% of the Company's commercial revenues.

         The HMO's Medicaid revenue is derived from contracts with the ODHS. The HMO's current contracts with ODHS expire June 30, 1999 with automatic renewals until December 31, 1999. The contracts will not be renewed in 1999 by the HMO, due to the formal plan to discontinue the HMO's operations.

         Property and equipment. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 25 years. A valuation

================================================================================

================================================================================
HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------




         allowance has been recorded to reflect property and equipment at estimated fair value and the resulting loss included in loss on disposal.

         Health care costs. Health care costs include primary care and physician-related costs and hospital costs. Primary care and physician-related costs represent expenses incurred under contracts and arrangements with health care providers in rendering services to enrollees. Such costs include fee-for-service amounts and capitation (a monthly fixed fee per enrollee) recognized in providing medical, vision, pharmacy and other health care services. Hospital costs are recognized when hospital services are provided to enrollees and include stop-loss insurance coverage premiums, net of recoveries (see Note 23). Such expenses are recognized as incurred, except as noted below.

         Due to the plan to discontinue the operations of the HMO, management has recorded an estimate of all health care costs for the period January 1, 1999 through April 30,1999 and included them in loss on disposal.

         Primary care and physician-related costs and hospital costs include management's estimate of services provided but not reported at year-end and expected future losses on contracts in effect at year-end. The Company recognizes expected future contract losses when it is probable that expected future health care costs and maintenance costs under a group of existing contracts will exceed anticipated future premiums and stop-loss insurance recoveries on those contracts. The reserve for expected future contract losses is $0 and $11,853 as of December 31, 1998 and 1997, respectively, and is included with health care costs payable. The methods of making such estimates and for establishing the resulting liabilities are continually reviewed and updated based on current circumstances, and any adjustments resulting therefrom will be reflected in discontinued operations during the claim run-off period. It is reasonably possible that circumstances impacting these estimates may change in the near term.

         Stop-loss reinsurance premiums are reported as health care costs and recoveries are reported as a reduction of health care costs.

         Management Services: The Company has a management service agreement between Health Power Management Company (HPMC), a subsidiary of the Company, and its affiliate, Health Power HMO, to provide administrative services. Services provided include finance and accounting functions, data processing, office of the president, marketing and membership services, corporate planning, legal and regulatory services. The affiliates of HPMC pay a management fee on a monthly basis. In 1998, 1997 and 1996, the HMO paid approximately $2,257,000, $2,970,000 and
         $4,465,000 to HPMC for these administrative services. In addition, beginning in 1997, the HMO was reimbursed approximately $14,000 and $7,000 in 1998 and 1997, respectively, per month by its affiliates CompManagement, Inc., and CompManagement Health Systems, for the portion of management services that related to their organization's activities.

         Income taxes. Deferred income tax assets and liabilities are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates recognized as income or expense in the period that includes the enactment date. Due to the uncertainty regarding the method of disposal of the HMO, a full valuation allowance has been provided for the net deferred tax assets.

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


18.      OPERATING RESULTS OF DISCONTINUED OPERATIONS

         Operating results from discontinued operations for the years ended December 31 were as follows:

                                                                       1998              1997              1996
         Medicaid Revenues                                         $ 36,731,250      $ 42,819,206      $ 44,246,928
         Commercial Revenues                                          2,648,965        10,811,320        15,167,340
         Healthcare costs and expenses                              (44,248,972)      (59,102,511)      (71,837,390)
         Interest income and other, net                                 996,968           688,830           586,703
         Loss on disposal of discontinued operations                 (1,613,493)               --                --
                                                                   ------------      ------------      ------------

              Net loss before taxes                                  (5,485,282)       (4,783,155)      (11,836,419)

         Federal, state and local income tax (expense) benefit       (1,030,443)        3,965,073         1,957,769
                                                                   ------------      ------------      ------------

              Net loss                                             $ (6,515,725)     $   (818,082)     $ (9,878,650)
                                                                   ============      ============      ============

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


19.      ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS

         The assets and liabilities of the discontinued HMO operations as of the years ended December 31 were as follows:

                                                                           1998              1997
         Current assets of discontinued  operations:
            Accounts receivables                                       $  1,909,928      $  1,660,863
            Prepaid expenses and other                                        5,155            99,547
            Income taxes refundable                                       1,140,041         1,790,662
            Deferred income taxes, net                                           --           697,878
                                                                       ------------      ------------

              Total current assets of discontinued operations             3,055,124         4,248,950

         Non-current assets of discontinued operations:
            Land                                                            152,640           152,640
            Buildings and leasehold improvements                          1,252,652         1,252,652
            Furniture, equipment and software                             1,910,308         1,911,718
            Less accumulated depreciation                                (2,407,874)       (1,554,550)
            Deferred income taxes, net                                           --         1,443,712
            Deposits and other assets                                       495,618           499,295
                                                                       ------------      ------------

              Total non-current assets of discontinued
                operations                                             $  1,403,344      $  3,705,467
                                                                       ============      ============

         Current liabilities:
            Health care costs payable                                  $  4,679,105      $  6,688,029
            Deferred revenues                                             2,683,638         3,403,687
            Accounts payable                                                693,619           948,123
            Accrued expenses and other current liabilities                   47,122           102,555
            Accrued expenses for disposal                                 1,060,151                --
                                                                       ------------      ------------

              Total current liabilities of discontinued operations     $  9,163,635      $ 11,142,394
                                                                       ============      ============

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


20.      RELATED PARTIES OF DISCONTINUED OPERATIONS

         The HMO engages in transactions with medical centers and companies controlled by certain shareholders and directors of the Company and its subsidiaries, which are herein, referred to as affiliates or affiliated providers as follows:

         Health care providers. During 1998, 1997 and 1996, primary care and physician-related costs of $564,123, $1,485,107 and $2,854,159, respectively, resulted from transactions between the HMO and affiliated providers. Such transactions resulted in receivables from related primary care providers of $12,830 and $31,570, as of December 31, 1998 and 1997.

         Commercial revenue. Certain affiliated providers have contracted with the HMO to provide health care services to their employees and dependents. The HMO recognized commercial premiums from these affiliated providers in the amounts of $53,674, $65,793, and $137,223 in 1998, 1997 and 1996, respectively.

21.      DEPOSITS AND OTHER ASSETS OF DISCONTINUED OPERATIONS

         Deposits and other assets consist primarily of $420,379 at December 31, 1998 and 1997 in certificate of deposits held on deposit under the terms of the HMO's Certificate of Authority with the Department and ODHS.

22.      HEALTH CARE COSTS PAYABLE OF DISCONTINUED OPERATIONS

         Activity in health care costs payable is summarized as follows:

                                             DECEMBER 31,
                                     ---------------------------
                                         1998            1997
                                     -----------     -----------
         Balance at January 1        $ 6,688,029     $10,896,149
         Incurred related to:
            Current year              36,274,506      49,511,766
            Prior years                1,798,011       1,579,451
                                     -----------     -----------

              Total incurred          38,072,517      51,091,217

         Paid related to:
            Current year              31,149,829      43,701,340
            Prior years                8,931,612      11,597,997
                                     -----------     -----------

              Total paid              40,081,441      55,299,337
                                     -----------     -----------

         Balances at December 31     $ 4,679,105     $ 6,688,029
                                     ===========     ===========

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


         The HMO went through a claims vendor conversion in 1997 and in 1998. Due to these conversions and the resulting interruption of claims payments the health care costs payable had to be adjusted during 1997 and 1998.

23.      COMMITMENTS OF DISCONTINUED OPERATIONS

         The HMO maintains stop-loss insurance coverage for 85% of inpatient hospital costs in excess of $50,000 per Medicaid member, per contract year and varying percentages (generally 80%) of inpatient hospital costs in excess of $81,000 per commercial member, per contract year. These stop-loss insurance contracts do not relieve the HMO of its obligations to members, and failure of reinsurers to honor their obligations could result in losses to the HMO.

         Stop-loss insurance premiums of $1,261,535, $1,872,282, and $1,848,274 are included in health care costs for 1998, 1997 and 1996, respectively. Stop-loss recoveries of $1,624,502, $1,178,104, and $1,897,806 are deducted from health care costs for 1998, 1997 and 1996, respectively.

         In addition, the HMO recorded an experience refund receivable of approximately $135,000 due from a reinsurer based on the terms of the contract.

         In 1997, the HMO entered into an agreement to outsource the claims adjudication and payment process and other administrative functions related to the HMO's Medicaid and commercial members with a third-party administrator. In September 1997, the HMO terminated the original agreement and contracted with a new third-party administrator in 1998. The HMO incurred approximately $1,358,000 of operating expenses under this agreement as of December 31, 1997 and $1,764,000 under a new administrative agreement (began May 1, 1998) as of December 31, 1998. The HMO expects to incur approximately $520,000 in the period January through April 1999, under this agreement. In addition, the HMO accrued a termination fee of $135,000, as specified in the contract as a loss on disposal of discontinued operations in 1998.

         The HMO has various operating leases for office equipment. Rental expense was approximately $58,057, $103,273, and $119,255 for 1998,
         1997 and 1996, respectively. The HMO expects to incur approximately $42,424 in the period January through April 1999, and has accrued future rental payments for the remaining lease terms of approximately $98,000, as a loss on disposal of discontinued operations in 1998.

         During 1998 the Company's HMO subsidiary commenced a legal action seeking compensation for damages alleged under a prior administrative agreement with a claims processing organization. A counterclaim was filed against the HMO alleging breach of contract and other items and seeks compensatory and punitive damages totaling approximately $8 million. The lawsuits are in the formative stage, however, management does not believe the outcome of the counterclaim will have a material adverse impact in the earnings, cash flows or financial position on the HMO.

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


24.      INCOME TAXES OF DISCONTINUED OPERATIONS

         The Company and its subsidiaries file a consolidated federal income tax return.

         The benefit for income taxes of the discontinued operations of the HMO in 1998, 1997 and 1996 consists of the following:

                                             1998             1997            1996
          Current benefit               $ 1,140,041      $ 1,823,483     $ 2,497,957
          Deferred (expense) benefit     (2,170,485)       2,141,590        (540,359)
                                        -----------      -----------     -----------

                                        $(1,030,444)     $ 3,965,073     $ 1,957,598
                                        ===========      ===========     ===========


         The significant components of the deferred tax benefit of the discontinued operations of the HMO for the years ended December 31 were as follows:

                                                                                            1998            1997            1996
                  Deferred tax (expense) benefit from change in temporary differences   $   642,457     $  (254,122)    $ 1,855,353

                  Reversal (establishment) of valuation allowance                        (2,812,942)      2,395,712     $(2,395,712)
                                                                                        -----------     -----------     -----------
                                                                                        $(2,170,485)    $ 2,141,590     $  (540,359)
                                                                                        ===========     ===========     ===========

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


The components of the net deferred tax asset as of December 31, 1998 and 1997 were as follows:

                                                              1998             1997
         Deferred tax assets:
            Health care costs payable                     $   326,128      $   394,129
            Membership acquisition                          1,471,667        1,589,400
            Credits carryforward                              239,857          216,799
            Net operating carryover                           247,808
            Provision for discontinued operations             548,588
            Other                                               8,669            8,669
                                                          -----------      -----------

                                                            2,842,717        2,208,997
                                                          -----------      -----------

         Deferred tax liabilities:
            Property and equipment                             16,038           27,954
            Prepaid expenses                                   13,737           39,453
                                                          -----------      -----------

                                                               29,775           67,407
                                                          -----------      -----------

              Net deferred tax asset before valuation
                allowance                                   2,812,942        2,141,590
              Valuation allowance                          (2,812,942)              --
                                                          -----------      -----------

                 Net deferred tax asset                   $        --      $ 2,141,590
                                                          ===========      ===========

         At December 31, 1998 the Company had the following net federal investment credits and tax credit carryforwards available:

                              EXPIRATION             TAX
                                 DATES             CREDITS
                             -------------        ----------
                             No expiration        $  201,718

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Information required under this Item with respect to directors will be contained in Health Power, Inc.'s proxy statement to be filed within 120 days of December 31, 1998, and is hereby incorporated herein by reference. Information regarding the executive officers of Health Power, Inc. may be found under the caption "Executive Officers of the Registrant" in Part I, and is also incorporated by reference into this Item 10.

ITEM 11.         EXECUTIVE COMPENSATION

         Information required under this Item will be contained in Health Power, Inc.'s proxy statement to be filed within 120 days of December 31, 1998, and is hereby incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this Item will be contained in Health Power, Inc.'s proxy statement to be filed within 120 days of December 31, 1998, and is hereby incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this Item will be contained in Health Power, Inc.'s proxy statement to be filed within 120 days of December 31, 1998, and is hereby incorporated herein by reference.

                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

         (a)(1)  FINANCIAL STATEMENTS

                 The following financial statements of Health Power, Inc. are included in Item 8:

                 Consolidated Balance Sheets as of December 31, 1998 and 1997

                 Consolidated Statements of Operations for the Years Ended
                         December 31, 1998, 1997, and 1996

                 Consolidated Statements of Stockholders' Equity for the Years
                         Ended December 31, 1998, 1997, and 1996

                 Consolidated Statements of Cash Flows for the Years Ended
                         December 31, 1998, 1997, and 1996

                 Notes to Consolidated Financial Statements

                 Report of Independent Accountants

         (a)(2)  FINANCIAL STATEMENT SCHEDULES

                 All financial statement schedules have been omitted because they are not applicable or the required information is included in Health Power, Inc.'s consolidated financial statements or notes thereto.

         (a)(3)  LISTING OF EXHIBITS


                                                              If Incorporated by Reference,
Exhibit                                                       Document with which Exhibit was
   No.       Description of Exhibit                           Previously Filed with SEC
-------      ----------------------                           -------------------------------
2            Stock Purchase Agreement dated                   Current Report on Form 8-K dated
             December 31, 1998, among                         January 15, 1999 (see Exhibit 2 therein).
             CompManagement, Inc., Century
             Business Services, Inc., CBSI
             Management Co., M&N Risk
             Management, Inc. and M&N Enterprises,
             Inc.

3(a)         Amended and Restated Certificate of              Registration Statement on Form S-1, File
             Incorporation of Health Power, Inc.              No. 33-74124 (see Exhibit 3(a) therein).

3(b)         Amended and Restated By-Laws of                  Registration Statement on Form S-1, File
             Health Power, Inc.                               No. 33-74124 (see Exhibit 3(b) therein).

4            Form of stock certificate.                       Amendment No. 2 to Registration
                                                              Statement on Form S-1, File No.
                                                              33-74124 (see Exhibit 4(b) therein).

10(a)        Agreement between Ohio Bureau of                 Contained herein.
             Workers' Compensation and
             CompManagement Health Systems, Inc.,
             dated November 10, 1998.

10(b)        Form of Indemnification Agreement                Registration Statement on Form S-1, File
             between Health Power, Inc. and each of           No. 33-74124 (see Exhibit 10(i) therein).
             its officers and directors.

                                                              If Incorporated by Reference,
Exhibit                                                       Document with which Exhibit was
   No.       Description of Exhibit                           Previously Filed with SEC
-------      ----------------------                           -------------------------------
10(c)        Primary Care Provider Agreement                  Registration Statement on Form S-1, File
             between Parsons Avenue Medical Clinic            No. 33-74124 (see Exhibit 10(o) therein).
             and Health Power of Columbus, Inc.,
             dated January 19, 1984.

10(d)        Primary Care Provider Agreement                  Registration Statement on Form S-1, File
             between Westland Family Practice                 No. 33-74124 (see Exhibit 10(p) therein).
             Associates, Inc. and Health Power of
             Columbus, Inc., dated April 17, 1984.

10(e)        Primary Care Provider Agreement                  Registration Statement on Form S-1, File
             between Schear Family Practice Center            No. 33-74124 (see Exhibit 10(q) therein).
             East and Health Power of Dayton, Inc.,
             dated October 15, 1984.

10(f)        Primary Care Provider Agreement                  Registration Statement on Form S-1, File
             between Schear Family Practice Center            No. 33-74124 (see Exhibit 10(r) therein).
             West and Health Power of Dayton, Inc.,
             dated October 11, 1984.

10(g)        Primary Care Provider Agreement                  Registration Statement on Form S-1, File
             between Needmore Medical Center and              No. 33-74124 (see Exhibit 10(s) therein).
             Health Power of Dayton, Inc., dated May
             1, 1993.

10(h)*       Employment Agreement between Health              Contained herein.
             Power Management Corporation and Dr.
             Bernard F. Master, dated as of May 1,
             1998.

10(i)*       Employment Agreement between Health              Annual Report on Form 10-K for the
             Power Management Corporation and Dr.             fiscal year ended December 31, 1997 File
             Bernard Master, dated as of January 15,          No. 0-23220 (see Exhibit 10(l) therein).
             1998.

10(j)*       Employment Agreement between                     Quarterly Report on Form 10-Q for the
             CompManagement, Inc. and Robert J.               quarterly period ended June 30, 1995,
             Bossart, dated as of July 21, 1995.              File No. 0-23220 (see Exhibit 10(c)
                                                              therein).

10(k)*       Amendment to Employment Agreement                Annual Report on Form 10-K for the
             between CompManagement, Inc. and                 fiscal year ended December 31, 1996,
             Robert J. Bossart, dated as of October           File No. 0-23220 (see Exhibit 10(t)
             31, 1996.                                        therein).

10(l)*       Second Amendment to Employment                   Annual Report on Form 10-K for the
             Agreement between CompManagement,                fiscal year ended December 31, 1997,
             Inc. and Robert J. Bossart, dated as of          File No. 0-23220 (see Exhibit 10(p)
             December 15, 1997.                               therein).

                                                              If Incorporated by Reference,
Exhibit                                                       Document with which Exhibit was
   No.       Description of Exhibit                           Previously Filed with SEC
-------      ----------------------                           -------------------------------
10(m)*       Third Amendment to Employment                    Contained herein.
             Agreement between CompManagement,
             Inc. and Robert J. Bossart, dated as of
             May 28, 1998.

10(n)*       Employment Agreement between                     Quarterly Report on Form 10-Q for the
             CompManagement, Inc. and Jonathan R.             quarterly period ended June 30, 1995,
             Wagner, dated as of July 21, 1995.               File No. 0-23220 (see Exhibit 10(d)
                                                              therein).

10(o)*       Amendment to Employment Agreement                Annual Report on Form 10-K for the
             between CompManagement, Inc. and                 fiscal year ended December 31, 1996,
             Jonathan R. Wagner, dated as of October          File No. 0-23220 (see Exhibit 10(v)
             31, 1996.                                        therein).

10(p)*       Second Amendment to Employment                   Annual Report on Form 10-K for the
             Agreement between CompManagement,                fiscal year ended December 31, 1997,
             Inc. and Jonathan R. Wagner, dated as of         File No. 0-23220 (see Exhibit 10(s)
             December 15, 1997.                               therein).

10(q)*       Third Amendment to Employment                    Contained herein.
             Agreement between CompManagement,
             Inc. and Jonathan R. Wagner, dated as of
             May 28, 1998.

10(r)*       Employment Agreement between                     Quarterly Report on Form 10-Q for the
             CompManagement, Inc. and Richard T.              quarterly period ended June 30, 1995,
             Kurth, dated as of July 21, 1995.                File No. 0-23220 (see Exhibit 10(e)
                                                              therein).

10(s)*       Amendment to Employment Agreement                Annual Report on Form 10-K for the
             between CompManagement, Inc. and                 fiscal year ended December 31, 1996,
             Richard T. Kurth, dated as of October 31,        File No. 0-23220 (see Exhibit 10(x)
             1996.                                            therein).

10(t)*       Second Amendment to Employment                   Annual Report on Form 10-K for the
             Agreement between CompManagement,                fiscal year ended December 31, 1997,
             Inc. and Richard T. Kurth, dated as of           File No. 0-23220 (see Exhibit 10(v)
             December 15, 1997.                               therein).

10(u)        Third Amendment to Employment                    Contained herein.
             Agreement between CompManagement,
             Inc. and Richard T. Kurth, dated as of
             May 28, 1998.

10(v)*       Health Power, Inc. 1996 Directors Stock          Registration Statement on Form S-8, File
             Award and Purchase Plan.                         No. 333-20535 (see Exhibit 4(d) therein).

                                                              If Incorporated by Reference,
Exhibit                                                       Document with which Exhibit was
   No.       Description of Exhibit                           Previously Filed with SEC
-------      ----------------------                           -------------------------------
10(w)*       Amendment No. 1 to Health Power, Inc.            Annual Report on Form 10-K for the
             1996 Directors Stock Award and                   fiscal year ended December 31, 1997,
             Purchase Plan.                                   File No. 0-23220 (see Exhibit 10(x)
                                                              therein).

10(x)*       Health Power, Inc. 1985 Nonqualified             Registration Statement on Form S-1, File
             Directors' Stock Option Plan, as                 No. 33-74124 (see Exhibit 10(w) therein).
             amended.

10(y)*       Health Power, Inc. 1993 Directors Stock          Registration Statement on Form S-1, File
             Option Plan.                                     No. 33-74124 (see Exhibit 10(x) therein).

10(z)*       Amendment No. 1 to Health Power, Inc.            Annual Report on Form 10-K for the
             1993 Directors Stock Option Plan.                fiscal year ended December 31, 1994,
                                                              File No. 0-23220 (see Exhibit 10(t)
                                                              therein).

10(aa)*      Health Power, Inc. 1994 Stock Option             Registration Statement on Form S-1, File
             Plan.                                            No. 33-74124 (see Exhibit 10(y) therein).

10(bb)*      Amendment No. 1 to Health Power, Inc.            Annual Report on Form 10-K for the
             1994 Stock Option Plan.                          fiscal year ended December 31, 1994,
                                                              File No. 0-23220 (see Exhibit 10(v)
                                                              therein).

10(cc)*      Health Power, Inc. 1994 Executive                Quarterly Report on Form 10-Q for the
             Performance Stock Option Plan.                   quarterly period ended June 30, 1994,
                                                              File No. 0-23220 (see Exhibit (a)(1)
                                                              therein).

10(dd)*      Amendment No. 1 to Health Power, Inc.            Annual Report on Form 10-K for the
             1994 Executive Performance Stock                 fiscal year ended December 31, 1994,
             Option Plan.                                     File No. 0-23220 (see Exhibit 10(x)
                                                              therein).

10(ee)*      Amendment No. 2 to Health Power, Inc.            Annual Report on Form 10-K for the
             1994 Executive Performance Stock                 fiscal year ended December 31, 1995,
             Option Plan.                                     File No. 0-23220 (see Exhibit 10(dd)
                                                              therein).

10(ff)       Commercial Note dated December 31,               Current Report on Form 8-K dated
             1998, from CompManagement, Inc. and              January 15, 1999 (see Exhibit 99(a)
             CompManagement Health Systems, Inc.              therein).
             to National City Bank

21           Subsidiaries of Health Power, Inc.               Contained herein.

23           Consent of PricewaterhouseCoopers LLP            Contained herein.

                                                              If Incorporated by Reference,
Exhibit                                                       Document with which Exhibit was
   No.       Description of Exhibit                           Previously Filed with SEC
-------      ----------------------                           -------------------------------
24           Powers of Attorney for Dr. Bernard F.            Annual Report on Form 10-K for the
             Master, Dr. Elliott P. Feldman, Robert S.        fiscal year ended December 31, 1997,
             Garek, Frank R. Nutis, Dr. Burt E.               File No. 0-23220 (see Exhibit 24 therein).
             Schear, Dr. Peter Somani, Robert J.
             Bossart and Crystal A. Kuykendall

27           Financial Data Schedule                          Current Report on Form 8-K/A dated March 16,
                                                              1999 (see Exhibit 27 therein).

* Executive compensation plans and arrangements required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

         (b)     REPORTS ON FORM 8-K

                 (1) On November 23, 1998, the Company filed a Form 8-K (dated November 20, 1998) reporting under Item 5 of such report.

                 (2) On December 7, 1998, the Company filed a Form 8-K (dated December 4, 1998) reporting under Item 5 of such report.

         (c)     EXHIBITS

                 The exhibits in response to this portion of Item 14 are submitted following the signatures.

         (d)     FINANCIAL STATEMENT SCHEDULES

                 All financial statement schedules have been omitted because they are not applicable or the required information is included in Health Power, Inc.'s consolidated financial statements or notes thereto.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HEALTH POWER, INC.

Date:  March 30, 1999                  By /s/Dr. Bernard F. Master
                                          --------------------------------------
                                             Dr. Bernard F. Master, Chairman of
                                             the Board, Chief Executive Officer,
                                             and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

         Signature                           Title                     Date
         ---------                           -----                     ----

/s/Dr. Bernard F. Master           Chairman of the Board,         March 30, 1999
-----------------------------      Chief Executive Officer,
Dr. Bernard F. Master              President, and Director
                                   (principal executive
                                   officer)


/s/Ronald J. Wurtz                 Controller and Chief           March 30, 1999
-----------------------------      Financial Officer (principal
Ronald J. Wurtz                    financial and accounting
                                   officer)


Dr. Elliott P. Feldman*            Director                       March 30, 1999
-----------------------------
Dr. Elliott P. Feldman


Robert J. Bossart*                 Director                       March 30, 1999
-----------------------------
Robert J. Bossart


Robert S. Garek*                   Director                       March 30, 1999
-----------------------------
Robert S. Garek


Crystal A. Kuykendall*             Director                       March 30, 1999
-----------------------------
Crystal A. Kuykendall


Frank R. Nutis*                    Director                       March 30, 1999
-----------------------------
Frank R. Nutis


Dr. Peter Somani*                  Director                       March 30, 1999
-----------------------------
Dr. Peter Somani


Dr. Burt E. Schear*                Director                       March 30, 1999
-----------------------------
Dr. Burt E. Schear

* The undersigned, Dr. Bernard F. Master, by signing his name hereto, does hereby execute this Annual Report on Form 10-K for the Registrant's fiscal year ended December 31, 1998, on behalf of each of the other above-named directors of the Registrant pursuant to Powers of Attorney executed by such directors and filed with the Securities and Exchange Commission as an exhibit to this report.

/s/ Dr. Bernard F. Master                                         March 30, 1999
---------------------------------------
Dr. Bernard F. Master, Attorney in Fact

                                            EXHIBIT INDEX
                                                              If Incorporated by Reference,
Exhibit                                                       Document with which Exhibit was
   No.       Description of Exhibit                           Previously Filed with SEC
-------      ----------------------                           -------------------------------
2            Stock Purchase Agreement dated                   Current Report on Form 8-K dated
             December 31, 1998, among                         January 15, 1999 (see Exhibit 2 therein).
             CompManagement, Inc., Century
             Business Services, Inc., CBSI
             Management Co., M&N Risk
             Management, Inc. and M&N Enterprises,
             Inc.

3(a)         Amended and Restated Certificate of              Registration Statement on Form S-1, File
             Incorporation of Health Power, Inc.              No. 33-74124 (see Exhibit 3(a) therein).

3(b)         Amended and Restated By-Laws of                  Registration Statement on Form S-1, File
             Health Power, Inc.                               No. 33-74124 (see Exhibit 3(b) therein).

4            Form of stock certificate.                       Amendment No. 2 to Registration
                                                              Statement on Form S-1, File No.
                                                              33-74124 (see Exhibit 4(b) therein).

10(a)        Agreement between Ohio Bureau of                 Contained herein.
             Workers' Compensation and
             CompManagement Health Systems, Inc.,
             dated November 10, 1998.

10(b)        Form of Indemnification Agreement                Registration Statement on Form S-1, File
             between Health Power, Inc. and each of           No. 33-74124 (see Exhibit 10(i) therein).
             its officers and directors.

10(c)        Primary Care Provider Agreement                  Registration Statement on Form S-1, File
             between Parsons Avenue Medical Clinic            No. 33-74124 (see Exhibit 10(o) therein).
             and Health Power of Columbus, Inc.,
             dated January 19, 1984.

10(d)        Primary Care Provider Agreement                  Registration Statement on Form S-1, File
             between Westland Family Practice                 No. 33-74124 (see Exhibit 10(p) therein).
             Associates, Inc. and Health Power of
             Columbus, Inc., dated April 17, 1984.

10(e)        Primary Care Provider Agreement                  Registration Statement on Form S-1, File
             between Schear Family Practice Center            No. 33-74124 (see Exhibit 10(q) therein).
             East and Health Power of Dayton, Inc.,
             dated October 15, 1984.

10(f)        Primary Care Provider Agreement                  Registration Statement on Form S-1, File
             between Schear Family Practice Center            No. 33-74124 (see Exhibit 10(r) therein).
             West and Health Power of Dayton, Inc.,
             dated October 11, 1984.

                                                              If Incorporated by Reference,
Exhibit                                                       Document with which Exhibit was
   No.       Description of Exhibit                           Previously Filed with SEC
-------      ----------------------                           -------------------------------
10(g)        Primary Care Provider Agreement                  Registration Statement on Form S-1, File
             between Needmore Medical Center and              No. 33-74124 (see Exhibit 10(s) therein).
             Health Power of Dayton, Inc., dated May
             1, 1993.

10(h)        Employment Agreement between Health              Contained herein.
             Power Management Corporation and Dr.
             Bernard F. Master, dated as of May 1,
             1998.

10(i)        Employment Agreement between Health              Annual Report on Form 10-K for the
             Power Management Corporation and Dr.             fiscal year ended December 31, 1997 File
             Bernard Master, dated as of January 15,          No. 0-23220 (see Exhibit 10(l) therein).
             1998.

10(j)        Employment Agreement between                     Quarterly Report on Form 10-Q for the
             CompManagement, Inc. and Robert J.               quarterly period ended June 30, 1995,
             Bossart, dated as of July 21, 1995.              File No. 0-23220 (see Exhibit 10(c)
                                                              therein).

10(k)        Amendment to Employment Agreement                Annual Report on Form 10-K for the
             between CompManagement, Inc. and                 fiscal year ended December 31, 1996,
             Robert J. Bossart, dated as of October           File No. 0-23220 (see Exhibit 10(t)
             31, 1996.                                        therein).

10(l)        Second Amendment to Employment                   Annual Report on Form 10-K for the
             Agreement between CompManagement,                fiscal year ended December 31, 1997,
             Inc. and Robert J. Bossart, dated as of          File No. 0-23220 (see Exhibit 10(p)
             December 15, 1997.                               therein).

10(m)        Third Amendment to Employment                    Contained herein.
             Agreement between CompManagement,
             Inc. and Robert J. Bossart, dated as of
             May 28, 1998.

10(n)        Employment Agreement between                     Quarterly Report on Form 10-Q for the
             CompManagement, Inc. and Jonathan R.             quarterly period ended June 30, 1995,
             Wagner, dated as of July 21, 1995.               File No. 0-23220 (see Exhibit 10(d)
                                                              therein).

10(o)        Amendment to Employment Agreement                Annual Report on Form 10-K for the
             between CompManagement, Inc. and                 fiscal year ended December 31, 1996,
             Jonathan R. Wagner, dated as of October          File No. 0-23220 (see Exhibit 10(v)
             31, 1996.                                        therein).

10(p)        Second Amendment to Employment                   Annual Report on Form 10-K for the
             Agreement between CompManagement,                fiscal year ended December 31, 1997,
             Inc. and Jonathan R. Wagner, dated as of         File No. 0-23220 (see Exhibit 10(s)
             December 15, 1997.                               therein).

                                                              If Incorporated by Reference,
Exhibit                                                       Document with which Exhibit was
   No.       Description of Exhibit                           Previously Filed with SEC
-------      ----------------------                           -------------------------------
10(q)        Third Amendment to Employment                    Contained herein.
             Agreement between CompManagement,
             Inc. and Jonathan R. Wagner, dated as of
             May 28, 1998.

10(r)        Employment Agreement between                     Quarterly Report on Form 10-Q for the
             CompManagement, Inc. and Richard T.              quarterly period ended June 30, 1995,
             Kurth, dated as of July 21, 1995.                File No. 0-23220 (see Exhibit 10(e)
                                                              therein).

10(s)        Amendment to Employment Agreement                Annual Report on Form 10-K for the
             between CompManagement, Inc. and                 fiscal year ended December 31, 1996,
             Richard T. Kurth, dated as of October 31,        File No. 0-23220 (see Exhibit 10(x)
             1996.                                            therein).

10(t)        Second Amendment to Employment                   Annual Report on Form 10-K for the
             Agreement between CompManagement,                fiscal year ended December 31, 1997,
             Inc. and Richard T. Kurth, dated as of           File No. 0-23220 (see Exhibit 10(v)
             December 15, 1997.                               therein).

10(u)        Third Amendment to Employment                    Contained herein.
             Agreement between CompManagement,
             Inc. and Richard T. Kurth, dated as of
             May 28, 1998.

10(v)        Health Power, Inc. 1996 Directors Stock          Registration Statement on Form S-8, File
             Award and Purchase Plan.                         No. 333-20535 (see Exhibit 4(d) therein).

10(w)        Amendment No. 1 to Health Power, Inc.            Annual Report on Form 10-K for the
             1996 Directors Stock Award and                   fiscal year ended December 31, 1997,
             Purchase Plan.                                   File No. 0-23220 (see Exhibit 10(x)
                                                              therein).

10(x)        Health Power, Inc. 1985 Nonqualified             Registration Statement on Form S-1, File
             Directors' Stock Option Plan, as                 No. 33-74124 (see Exhibit 10(w) therein).
             amended.

10(y)        Health Power, Inc. 1993 Directors Stock          Registration Statement on Form S-1, File
             Option Plan.                                     No. 33-74124 (see Exhibit 10(x) therein).

10(z)        Amendment No. 1 to Health Power, Inc.            Annual Report on Form 10-K for the
             1993 Directors Stock Option Plan.                fiscal year ended December 31, 1994,
                                                              File No. 0-23220 (see Exhibit 10(t)
                                                              therein).

10(aa)       Health Power, Inc. 1994 Stock Option             Registration Statement on Form S-1, File
             Plan.                                            No. 33-74124 (see Exhibit 10(y) therein).

10(bb)       Amendment No. 1 to Health Power, Inc.            Annual Report on Form 10-K for the
             1994 Stock Option Plan.                          fiscal year ended December 31, 1994,
                                                              File No. 0-23220 (see Exhibit 10(v)
                                                              therein).

                                                              If Incorporated by Reference,
Exhibit                                                       Document with which Exhibit was
   No.       Description of Exhibit                           Previously Filed with SEC
-------      ----------------------                           -------------------------------
10(cc)       Health Power, Inc. 1994 Executive                Quarterly Report on Form 10-Q for the
             Performance Stock Option Plan.                   quarterly period ended June 30, 1994,
                                                              File No. 0-23220 (see Exhibit (a)(1)
                                                              therein).

10(dd)       Amendment No. 1 to Health Power, Inc.            Annual Report on Form 10-K for the
             1994 Executive Performance Stock                 fiscal year ended December 31, 1994,
             Option Plan.                                     File No. 0-23220 (see Exhibit 10(x)
                                                              therein).

10(ee)       Amendment No. 2 to Health Power, Inc.            Annual Report on Form 10-K for the
             1994 Executive Performance Stock                 fiscal year ended December 31, 1995,
             Option Plan.                                     File No. 0-23220 (see Exhibit 10(dd)
                                                              therein).

10(ff)       Commercial Note dated December 31,               Current Report on Form 8-K dated
             1998, from CompManagement, Inc. and              January 15, 1999 (see Exhibit 99(a)
             CompManagement Health Systems, Inc.              therein).
             to National City Bank

21           Subsidiaries of Health Power, Inc.               Contained herein.

23           Consent of PricewaterhouseCoopers LLP            Contained herein.

24           Powers of Attorney for Dr. Bernard F.            Annual Report on Form 10-K for the
             Master, Dr. Elliott P. Feldman, Robert S.        fiscal year ended December 31, 1997,
             Garek, Frank R. Nutis, Dr. Burt E.               File No. 0-23220 (see Exhibit 24 therein).
             Schear, Dr. Peter Somani, Robert J.
             Bossart and Crystal A. Kuykendall

27           Financial Data Schedule                          Current Report on Form 8-K/A dated March 16,
                                                              1999 (see Exhibit 27 therein).