Form 10-Q
period 1999-03-31
HEALTH POWER INC /DE/
filed 1999-05-14
CIK 917674

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___. Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock, $0.01 Par Value                         3,849,567
----------------------------------------       ---------------------------------
                  Class                           Outstanding at May 12, 1999

                       HEALTH POWER, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
PART I.      FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Consolidated Balance Sheets - as of                  3 & 4
                          March 31, 1999 and December 31, 1998

                      Consolidated Statements of Operations for the          5
                          three months ended March 31, 1999 and
                          March 31, 1998

                      Consolidated Statements of Cash Flows - for the        6
                          three months ended March 31, 1999 and March
                          31, 1998

                      Notes to the Consolidated Financial Statements         7

             Item 2.  Management's Discussion and Analysis of Financial      9
                      Condition and Results of Operations

PART II.     Item 3.  Quantitative and Qualitative Disclosures about
                      Market Riskc                                           13

             OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K                       14

             Signatures                                                      15

              PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                       HEALTH POWER, INC. AND SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS as of March 31, 1999 and December 31, 1998

                                                   March 31, 1999    December 31,
                  ASSETS                             (Unaudited)         1998
                  ------                             -----------         ----
Current assets:
  Cash and cash equivalents                          $15,406,723     $11,714,169
  Accounts receivable, net                             7,042,383       5,671,074
  Prepaid expenses and other                             475,185         239,900
  Current non-cash assets of discontinued
   operations                                          1,218,077       3,055,124
  Deferred income taxes, net                              33,511          80,669
                                                     -----------     -----------


        Total current assets                          24,175,879      20,760,936
                                                     -----------     -----------


Property and equipment, net                            2,916,045       2,931,414
Goodwill                                               5,457,652       5,526,736
Non-current assets of discontinued operations          1,328,684       1,403,344
Deposits and other assets                                255,362          46,905
                                                     -----------     -----------

          Total assets                               $34,133,622     $30,669,335
                                                     ===========     ===========

     The accompanying notes are an integral part of the financial statements

                     CONSOLIDATED BALANCE SHEETS, Continued

                                                      March 31, 1999     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                   (Unaudited)           1998
------------------------------------                   -----------           ----
Current liabilities:
  Deferred revenues                                    $12,793,358       $ 8,378,113
  Accounts payable                                       1,003,567         1,323,684
  Taxes payable                                          1,685,874         2,788,701
  Current liabilities of discontinued operations         8,657,197         9,163,635
  Accrued expenses and other liabilities                   268,209           160,442
  Note payable                                           3,526,736         3,526,736
                                                       -----------       -----------

      Total current liabilities                         27,934,941        25,341,311
                                                       -----------       -----------

Note payable                                             2,000,000         2,000,000
Deferred income taxes, net                                 222,477           222,481
                                                       -----------       -----------

      Total liabilities                                 30,157,418        27,563,792
                                                       -----------       -----------

Stockholders' equity:
  Common stock                                              38,348            38,348
  Additional paid-in capital                            10,809,475        10,809,475
  Retained (deficit)                                    (6,871,619)       (7,742,280)
                                                       -----------       -----------

      Total stockholders' equity                         3,976,204         3,105,543
                                                       -----------       -----------

        Total liabilities and stockholders' equity     $34,133,622       $30,669,335
                                                       ===========       ===========

     The accompanying notes are an integral part of the financial statements

                       HEALTH POWER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          for the three months ended March 31, 1999 and March 31, 1998

                                                            (Unaudited)
                                                        1999           1998
                                                        ----           ----
Revenues:
  Contract                                           $7,430,419     $7,367,624
                                                     ----------     ----------

Expenses:
  Selling, general and administrative                 6,363,828      5,074,849
                                                     ----------     ----------

      Income from operations                          1,066,591      2,292,775

Interest income and other, net                           10,600        170,167
                                                     ----------     ----------

      Income from continuing operations
       before income taxes                            1,077,191      2,462,942

Federal, state and local income taxes                   206,530        936,410
                                                     ----------     ----------

        Net income from continuing operations           870,661      1,526,532

Discontinued operations:
  Loss from discontinued operations (net of
     tax benefit of $294,444)                              --         (571,751)
                                                     ----------     ----------

        Net income                                   $  870,661     $  954,781
                                                     ==========     ==========

Earnings per share (basic and diluted):

  Income from continuing operations, per share       $     0.23     $     0.40

  Loss from discontinued operations, per share       $     --       $    (0.15)
                                                     ----------     ----------

Net Income per share                                 $     0.23     $     0.25
                                                     ==========     ==========

     The accompanying notes are an integral part of the financial statements

                          HEALTH POWER, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENT OF CASH FLOWS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                   (Unaudited)
                                                             1999              1998
                                                             ----              ----
Cash flows provided by operating activities:
  Cash provided by continuing operating activities       $ 2,464,864       $ 7,256,723
  Cash provided by (used in) discontinued operations       1,404,867        (2,295,459)
                                                         -----------       -----------

     Net cash provided by operating activities:            3,869,731         4,961,264
                                                         -----------       -----------

Cash flows used in investing activities:

   Purchase of property and equipment, net                  (177,577)         (212,068)
                                                         -----------       -----------
     Cash used in continuing operating activities           (177,577)         (212,068)
     Cash provided by discontinued operations                    400
                                                         -----------
       Net cash used in investing activities                (177,177)         (212,068)
                                                         -----------       -----------


    Net increase in cash and cash equivalents              3,692,554         4,749,196

Cash and cash equivalents, beginning of year              11,714,169         8,427,483
                                                         -----------       -----------

       Cash and cash equivalents, end of period          $15,406,723       $13,176,679
                                                         ===========       ===========

     The accompanying notes are an integral part of the financial statements

HEALTH POWER, INC. AND SUBSIDIARIES

NOTES TO THE  CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements are unaudited and have been prepared by Health Power, Inc. In the opinion of management, they contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented. The results of operations for the period ended March 31, 1999 are not necessarily indicative of operating results for a full year.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the December 31, 1998, financial statements and notes thereto contained in the Company's 1998 Form 10-K.

2. For the three months ended March 31, 1999, the Company recorded in tax expense from continuing operations the recognition of a deferred tax asset in the amount of $247,808 based on the utilization of the net operating loss carryforward.

3. On December 29, 1998, the Company's Board of Directors formally approved a plan to discontinue operations of the Company's HMO. Accordingly, at December 31, 1998, the operating results of the HMO operations included a provision for estimated lease costs, employee severance and benefits, and write-downs of property, plant and equipment during the phase-out period and a loss on disposal and has been segregated from continuing operations and reported as a separate line item on the statement of operations. All operating results for the three month period ending March 31, 1999 have been recorded against the provision for discontinued operations and management does not believe that an adjustment to the provision is considered necessary at March 31, 1999.

    The Company has restated its prior financial statements to present the operating results of the HMO as discontinued operations. The assets and liabilities of such operations at March 31, 1999 and December 31, 1998, respectively, have been reflected as a separate line item on the balance sheet based substantially on the original classification of such assets and liabilities.

4. The Company has two reportable segments for its continuing operations: consulting services and managed care services, which were determined based upon its method of internal reporting. Each segment of the Company is managed separately. The consulting services segment offers workers' and unemployment compensation consulting services. The managed care services administer workers' compensation claims for the OBWC and began operations March 1, 1997. The Company also has an all other segment which derives its revenues from management fees and interest income. Segment data includes intercompany revenues, as well as a charge to allocating corporate expenses to each of its segments. Such amounts have been included in the elimination column to reconcile to consolidated totals.

    Segment Reporting for Continuing Operations:

                                                      THREE MONTHS ENDED MARCH 31, 1999
                                                      ---------------------------------
                                      MANAGED
                                        CARE       CONSULTING
                                      SERVICES      SERVICES       OTHER      ELIMINATIONS     TOTAL
                                     ------------------------------------------------------------------
         Revenues to unaffiliated    $2,709,342    $4,721,077   $    --       $     --       $7,430,419
         customers
         Intercompany revenues                                     535,673       (535,673)

         Income before taxes            217,866       830,260    3,262,948     (3,233,883)    1,077,191

                                                      THREE MONTHS ENDED MARCH 31, 1998
                                                      ---------------------------------
         Revenues to                 $4,403,711    $2,963,913   $    --       $     --       $7,367,624
         unaffiliated customers
         Intercompany revenues                                     723,389       (723,389)
         Income before taxes          1,561,520       827,212    6,541,521     (6,467,311)    2,462,942


5.  Supplemental Disclosures for Earnings Per Share:

                                                                                 THREE MONTHS ENDED
                                                                                 1999           1998
         BASIC:
              Earnings:
                  Income from continuing operations                           $  870,661     $1,526,532
                  Loss from discontinued operations                           $     --       $ (571,751)
                                                                              ----------     ----------
                  Net income                                                  $  870,661     $  954,781
                                                                              ----------     ----------
              Shares:
                  Weighted average common shares outstanding                   3,834,829      3,820,498
                                                                              ----------     ----------

              Income from continuing operations per common share, basic       $     0.23     $     0.40
              Loss from discontinued operations per share, basic              $     --       $    (0.15)
                                                                              ----------     ----------
                  Net income per common share, basic                          $     0.23     $     0.25
                                                                              -------------------------

         DILUTED:
              Earnings:
                  Income from continuing operations                           $  870,661     $1,526,532
                  Loss from discontinued operations                           $     --       $ (571,751)
                                                                              ----------     ----------
                  Net income                                                  $  870,661     $  954,781
                                                                              ----------     ----------
              Shares:
                  Weighted average common shares outstanding                   3,834,829      3,820,498
                    Add:  dilutive effect of outstanding options                       0         19,020
                                                                              ----------     ----------
                  Weighted average common shares outstanding, diluted          3,834,829      3,839,518
                                                                              ----------     ----------

              Income from continuing operations per common share, diluted     $     0.23     $     0.40
              Loss from discontinued operations per share, diluted            $     --       $    (0.15)
                                                                              ----------     ----------
                  Net income per common share, diluted                        $     0.23     $     0.25
                                                                              -------------------------

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

GENERAL

          Health Power, Inc., through its subsidiaries, CompManagement, Inc. ("CompManagement"), CompManagement Health Systems, Inc. ("CompManagement Health Systems"), and M&N Risk Management, Inc. ("M&N Risk Management"), is an independent provider of comprehensive cost containment and medical management services designed to minimize the costs of workers' and unemployment compensation benefits for employers. Health Power, Inc. and these subsidiaries are collectively referred to as the "Company."

          Through CompManagement and M&N Risk Management, the Company serves as a third party administrator (a "TPA") for workers' and unemployment compensation claims and provides claims management, risk management, and medical cost containment services primarily to Ohio employers. The Company is one of the largest workers' compensation TPAs in Ohio, currently serving approximately 19,000 employers located throughout Ohio. Through CompManagement Health Systems, the Company serves as a state-wide certified managed care organization (an "MCO") under Ohio's Health Partnership Program and provides medical management services for workers' compensation claims. The Company began offering its MCO services in March 1997, and currently serves approximately 20,200 employers located throughout Ohio. Because all workers' compensation claims are reimbursed by the Ohio Bureau of Workers' Compensation, the Company does not assume any risk for the payment of medical or disability benefits to employees with respect to workers' compensation claims.

          On December 31, 1998, CompManagement acquired all of the outstanding capital stock of M&N Risk Management and a related entity. This acquisition was accounted for under the purchase method of accounting for business combinations. As required by the purchase method of accounting, the results of operations of M&N Risk Management are not included in the Company's results of operations for the first quarter of 1998 discussed below.

          On December 29, 1998, the Board of Directors of Health Power, Inc. formally approved a plan to discontinue the operations of Health Power HMO, Inc., its health maintenance organization subsidiary ("Health Power HMO"). Accordingly, the operating results of Health Power HMO have been segregated from continuing operations and are reported separately as discontinued operations. Health Power HMO discontinued its Medicaid operations effective April 1, 1999, and its commercial operations effective May 1, 1999. In addition, Health Power HMO's certificate of authority was revoked by the Ohio Department of Insurance effective May 1, 1999. The Department's revocation order permits Health Power HMO to conclude its affairs and to windup its business on its own, subject to the Department's continuing supervision, but without judicial involvement. Health Power HMO has commenced the immediate windup of its business and is in the process of collecting all of its receivables and other assets and attempting to sell or otherwise dispose of all of its properties on the most favorable terms and conditions under the circumstances. Once this process has been completed, Health Power HMO will pay, or make provision for payment of, claims against it, to the extent funds are available. Health Power HMO intends to pay its creditors in a fair and equitable manner, in order of priority, and on a pro rata basis. Health Power HMO anticipates that its windup will be completed by the end of 1999.

          The Company has two reportable segments for its continuing operations, TPA services and MCO services, which were determined based upon its method of internal reporting. Each of these segments is managed separately. The Company also has an all other segment which derives its revenues from management fees and interest income.

          The following discussion should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report and in the Company's Form 10-K for its fiscal year ended December 31, 1998.

RECENT DEVELOPMENTS

Agreement to Acquire MCO Assets of Anthem Managed Comp

          On may 12, 1999, CompManagement Health Systems entered into a definitive agreement to acquire the MCO assets of Anthem Managed Comp ("AMC"), a division of a wholly owned subsidiary of Anthem Insurance Companies, Inc. The assets to be acquired include AMC's contract with the Ohio Bureau of Workers' Compensation which allows AMC to operate a state-wide certified MCO. The purchase price for the asset acquisition is expected to be approximately $5.75 million payable over five years. AMC operates in Ohio, Kentucky, and Indiana and is currently the third largest MCO in Ohio based upon its approximately 27,000 employers. The AMC assets to be acquired from the Anthem subsidiary will be operated as a division of CompManagement Health Systems under the name "Integrated Comp." The transaction is subject to a number of conditions, including approval from regulatory agencies in Ohio and Kentucky. CompManagement Health Systems expects to complete the transaction, subject to regulatory approvals, during the second quarter of 1999.

Appeal of Nasdaq Delisting

          On April 26, 1999, the Company received notice from the Nasdaq Stock Market that it intended to remove the Company's common stock from listing on the Nasdaq National Market system because of the Company's failure to meet its $4.0 million net tangible asset requirement for continued listing. On April 30, 1999, the Company filed an appeal of this decision with Nasdaq. The Company's failure to meet the National Market system's net tangible asset requirement related to the Company's decision to discontinue its HMO business, which required a significant write-down of the HMO's assets, and the Company's purchase of M&N Risk Management in December 1998, which required the Company to record over $5.5 million of goodwill which is excluded from the net tangible asset calculation. The Company is exploring its options with respect to continued listing on the Nasdaq Stock Market, either on the Nasdaq National Market or Nasdaq SmallCap Market systems. The Company's common stock will remain traded on the Nasdaq National Market system pending a final decision by the Nasdaq Listing Qualifications Panel.

RESULTS OF OPERATIONS

Three months ended March 31, 1999, compared to three months ended March 31, 1998

          Revenues from continuing operations increased $63,000, or .9%, to $7.4 million during the first quarter of 1999, from $7.4 million for the same period in 1998. Revenues from TPA services increased 59.3% primarily as a result of the inclusion of revenues from M&N Risk Management. This increase was offset by a 38.5% decrease in revenues from MCO services during the first quarter of 1999. Revenues for MCO services during the first quarter of 1998 included approximately $1.5 million of one-time incentive payments related to the acceptance of workers' compensation claims with dates of injury which preceded the commencement date of the Health Partnership Program.

          General and administrative ("G&A") expenses increased $1.3 million to $6.4 million, or 85.6% of revenues, for the first quarter of 1999, as compared to $5.1 million, or 68.9% of revenues, for the same period in 1998. G&A expenses increased in 1999 as a percentage of revenues primarily due to 1998 first quarter MCO revenues including significant one-time incentive payments related to the acceptance of workers' compensation claims with dates of injury which preceded the commencement date of the Health Partnership Program.

          Interest income and other decreased $160,000 to $10,600 for the first quarter of 1999, from $170,000 for the same period in 1998. This decrease resulted from interest expense related to the M&N Risk Management acquisition and a decrease in interest income.

          Income tax expense was $207,000 in the first quarter of 1999, or an effective tax of 19%, as compared to $936,000 for the same period in 1998, or an effective tax rate of 38%. First quarter 1999 tax expense reflects the recognition of a deferred tax asset in the amount of $247,808 based on the utilization of the net operating loss carryforward from continuing operations.

          As a result of the foregoing, income from continuing operations was $871,000, or basic and diluted earnings per share of $0.23, for the first quarter of 1999, as compared to income from continuing operations of $1.5 million, or basic and diluted earnings per share of $0.40, for the same period in 1998.

          There was no net income or loss from discontinued operations for the first quarter of 1999. The net loss from discontinued operations was $572,000, net of taxes, or basic and diluted earnings per share of $(0.15), for the first quarter of 1998.

          The Company had net income of $871,000, or basic and diluted earnings per share of $0.23, for the first quarter of 1999, as compared to net income of $955,000, or basic and diluted earnings per share of $0.25, for the same period in 1998. There were 3,834,829 and 3,820,498 basic weighted average shares of common stock and common stock equivalents outstanding at March 31, 1999 and 1998, respectively, and 3,834,829 and 3,839,518 diluted weighted average shares of common stock and common stock equivalents outstanding at March 31, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

CONTINUING OPERATIONS

          The Company finances its continuing operations through internally generated funds, and its principal sources of cash for continuing operations are revenues from TPA and MCO services. The Company's principal capital needs for continuing operations are to fund expenditures for continued growth and for possible acquisitions.

          A working capital deficit of $117,000 from continuing operations existed at March 31, 1999, as compared to working capital deficit from continuing operations of $1.1 million at December 31, 1998. The working capital deficit includes a $3.0 million bank loan due on demand related to the acquisition of M&N Risk Management. The Company believes that cash generated from continuing operations should be sufficient to cure the working capital deficit during the second quarter of 1999. In addition, the Company is considering refinancing the bank demand loan for a long-term bank loan once the windup of Health Power HMO is substantially complete. However, there can be no assurance that cash generated from continuing operations will be sufficient to cure the working capital deficit or that the Company will be able to refinance this demand loan for a long-term bank loan. In addition, although the Company believes that the bank does not intend to make demand for payment of such loan in the immediate future, the facts and circumstances surrounding the Company could change at any time such that the bank would demand payment of such loan. Such a demand for payment could have an adverse effect on the Company's financial condition and results of operation.

          At March 31, 1999, cash and cash equivalents from continuing operations were $11.4 million, an increase of $2.3 million from $9.1 million at December 31, 1998. This increase was attributable primarily to payments received with respect to the Company's TPA contracts. These payments constitute deferred revenues which are recognized as income on a pro rata basis over the related contract period, which typically ranges from three to twelve months.

          Cash provided by continuing operating activities was $2.5 million for the first quarter of 1999, as compared to $7.3 million during the same period of 1998.

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

          As previously described, on May 12, 1999, CompManagement Health Systems entered into a definitive agreement to acquire the MCO assets from a subsidiary of Anthem Insurance Companies, Inc. The purchase price for the asset acquisition is expected to be approximately $5.75 million, with $1.0 million to be paid at the closing and the balance payable over five years. The Company intends to fund the cash payment due at the closing with funds from its current cash balances and to fund the balance of the purchase price with funds generated from internal operations. The transaction is subject to a number of conditions, including approval from regulatory agencies in Ohio and Kentucky. CompManagement Health Systems expects to complete the transaction, subject to regulatory approvals, during the second quarter of 1999.

          CompManagement leases a 70,000 square foot building in Dublin, Ohio. The lease restricts CompManagement's ability to distribute funds and/or assets to Health Power, Inc. or another affiliate unless CompManagement meets certain tangible net worth requirements.

          The Company believes that cash generated from continuing operations will be sufficient to fund its anticipated cash needs for working capital, acquisitions, and expenditures for continuing operations for the next 12 months, including capital requirements caused by the Bank making demand for payment of the $3.0 million demand loan and capital needed for the acquisition of the MCO assets from the Anthem Subsidiary. As discussed above, the Company had a working capital deficit from continuing operations as of March 31, 1999.

DISCONTINUED OPERATIONS

          As previously described, the Ohio Department of Insurance issued an order revoking Health Power HMO's certificate of authority effective May 1, 1999. The revocation order permits Health Power HMO to conclude its affairs and to windup its business on its own, subject to ODI's continuing supervision, but without judicial involvement. Health Power HMO has commenced the immediate windup of its business and is in the process of collecting all of its receivables and other assets and attempting to sell or otherwise dispose of all of its properties on the most favorable terms and conditions under the circumstances. Once this process has been completed, Health Power HMO will pay, or make provision for payment of, claims against it, to the extent funds are available. Health Power HMO intends to pay its creditors in a fair and equitable manner, in order of priority, and on a pro rata basis. Health Power HMO anticipates that its windup will be completed by the end of 1999. Health Power HMO expects that its liabilities will exceed its assets by a significant amount. Accordingly, it is not anticipated that the creditors of Health Power HMO will receive payment in full for their claims against Health Power HMO. Health Power, Inc. believes that neither it nor any of its other subsidiaries are liable for any claims against Health Power HMO. Furthermore, Health Power, Inc. does not intend to fund, or cause any other subsidiary to fund, any deficits of Health Power HMO.

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

          The Company currently believes that the primary costs associated with Year 2000 compliance issues are in-house time costs associated with administration, review and testing of systems. The costs incurred thus far have been less than $50,000, and the Company believes additional costs will not exceed $100,000 for the remainder of 1999.

SAFE HARBOR STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

          Some of the information in this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "project," and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. These "forward-looking statements" are subject to certain risks, uncertainties, and other factors that could cause the Company's actual results to differ materially from those projected, anticipated, or implied. Such risks, uncertainties, and factors that might cause such a difference include, but are not limited to, potential legal actions related to the Company's HMO and its discontinued operations, the Company's dependence upon its MCO contract and group rating plans for revenues, its dependence upon workers' compensation plans and programs administered by governmental agencies pursuant to state statutes and regulations, in particular Ohio's Health Partnership Program and group rating program, its ability to achieve Year 2000 compliance, risks associated with acquisitions, in particular the Company's ability to locate and acquire other businesses and to integrate these newly acquired operations effectively with its existing businesses, its dependence on certain key personnel, and the Company's ability to effectively compete with larger and more diverse competitors. These and other risks, uncertainties, and factors that could materially affect the financial results of the Company are further discussed in the Company's filings with the Securities and Exchange Commission, including the Form 10-K for the Company's fiscal year ended December 31, 1998.


Item 3.   Quantitative and Qualitative Disclosure About Market Risk
-------   ---------------------------------------------------------

          There is no change in the quantitative and qualitative disclosures about the Company's market risk from the disclosures contained in the Company's Form 10-K for its fiscal year ended December 31, 1998.

                           Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits
                  --------
                  27     Financial Data Schedule

          (b)     Reports on Form 8-K
                  -------------------

                  On January 15, 1999 the Company filed a Form 8-K (dated January 15, 1999) (the "Initial Form 8-K") reporting under
                  Item 2 of such report the acquisition by CompManagement, Inc. of all of the outstanding capital stock of M&N Risk Management, Inc. and a related entity (collectively, the "M&N Entities") on December 31, 1998.

                  On March 16, 1999, the Company filed a Form 8-K/A (dated March 16, 1999) (the "Amended Form 8-K") amending the Initial Form 8-K. The Amended Form 8-K included under Item 7 of such report: (i) the audited combined balance sheets of the M&N Entities as of December 31, 1998 and 1997, the results of their operations and their cash flows for the year ended December 31, 1998, and the ten months ended December 31, 1997, and the notes thereto, along with the report of independent accountants; and (ii) the unaudited condensed pro forma combined statements of income for the year ended December 31, 1998. The Amended Form 8-K also included under Item 5 of such report the audited consolidated balance sheets of Health Power, Inc. and Subsidiaries as of December 31, 1998 and 1997, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998, and the notes thereto, along with the independent accountants.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                HEALTH POWER, INC.


Date:  May 14, 1999               By      /s/ Bernard F. Master, DO
                                  ----------------------------------------------
                                       Bernard F. Master, DO,  President,
                                       Chief Operating Officer and Chairman
                                       of the Board


Date:  May  14,  1999
                                  By      /s/ Ronald J. Wurtz
                                  ----------------------------------------------
                                       Ronald J. Wurtz, Chief Financial Officer
                                       and Principal Accounting Officer