Form 10-Q
period 1999-06-30
HEALTH POWER INC /DE/
filed 1999-08-16
CIK 917674

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 19934 FOR THE TRANSITION PERIOD FROM ______________ _____ TO ____________________________.


Commission file number: 0-23220
                        -------


                               Health Power, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                 31-1145640
-----------------------------------------     ---------------------------------
     (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)


1209 Orange Street, Wilmington, Delaware                    19801
-----------------------------------------     ---------------------------------
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


   Common Stock, $0.01 Par Value                        3,850,267
-----------------------------------      ---------------------------------------
               Class                          Outstanding at August 6, 1999

                              HEALTH POWER, INC. AND SUBSIDIARIES

                                             INDEX

                                                                                         PAGE
PART I.       FINANCIAL INFORMATION

              Item 1.      Financial Statements

                           Consolidated Balance Sheets - as of
                                    June 30, 1999 and December 31, 1998                  3 & 4

                           Consolidated Statements of Operations for the
                                    three months ended and six months ended
                                    June 30, 1999 and June 30, 1998                        5

                           Consolidated Statements of Cash Flows - for the six months
                                    ended  June 30, 1999 and June 30, 1998                 6

                           Notes to the Consolidated Financial Statements                  7

              Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                             10

 PART II.     Item 3.      Quantitative and Qualitative Disclosures about Market Risk      16

              OTHER INFORMATION

              Item 4.       Submission of Matters to a Vote of Security Holders            17

              Item 6.       Exhibits and Reports on Form 8-K                               17

              Signatures                                                                   18

              PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                         HEALTH POWER, INC. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS as of June 30, 1999 and December 31, 1998

                                                    June 30, 1999       December 31,
                  ASSETS                             (Unaudited)            1998
                  ------                             -----------            ----
Current assets:
  Cash and cash equivalents                          $10,834,648        $11,714,169
  Accounts receivable, net                             5,993,872          5,671,074
  Prepaid expenses and other                             409,798            239,900
  Current assets of discontinued operations              786,889          3,055,124
  Deferred income taxes, net                                   0             80,669
                                                     -----------        -----------


        Total current assets                          18,025,207         20,760,936
                                                     -----------        -----------


Property and equipment, net                            2,884,217          2,931,414
Goodwill                                               5,419,488          5,526,736
Non-current assets of discontinued operations          1,237,503          1,403,344
Deposits and other assets                                 74,395             46,905
                                                     -----------        -----------

          Total assets                               $27,640,810        $30,669,335
                                                     ===========        ===========

     The accompanying notes are an integral part of the financial statements

                           CONSOLIDATED BALANCE SHEETS, Continued

                                                         June 30, 1999         December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                      (Unaudited)             1998
------------------------------------                      -----------             ----
Current liabilities:
  Deferred revenues                                       $ 6,495,876          $ 8,378,113
  Accounts payable                                            975,460            1,323,684
  Taxes payable                                             1,907,212            2,788,701
  Current liabilities of discontinued operations            7,495,462            9,163,635
  Accrued expenses and other liabilities                      220,636              160,442
  Note payable                                              3,526,736            3,526,736
                                                          -----------          -----------

      Total current liabilities                            20,621,382           25,341,311
                                                          -----------          -----------

Note payable                                                2,000,000            2,000,000
Deferred income taxes, net                                    365,601              222,481
                                                          -----------          -----------

      Total liabilities                                    22,986,983           27,563,792
                                                          -----------          -----------

Stockholders' equity:
  Common stock                                                 38,503               38,348
  Additional paid-in capital                               10,848,945           10,809,475
  Retained (deficit)                                       (6,233,621)          (7,742,280)
                                                          -----------          -----------

      Total stockholders' equity                            4,653,827            3,105,543
                                                          -----------          -----------

        Total liabilities and stockholders' equity        $27,640,810          $30,669,335
                                                          ===========          ===========

     The accompanying notes are an integral part of the financial statements

                                            HEALTH POWER, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               (Unaudited)                           (Unaudited)
                                                           Three Months Ended                      Six Months Ended
                                                                 June 30,                              June 30,
                                                         1999               1998               1999                1998
                                                         ----               ----               ----                ----
Revenues:
  Contract                                            $7,987,650        $ 5,904,491         $15,418,069        $13,272,115
                                                      ----------        -----------         -----------        -----------

Expenses:
  Selling, general and administrative                  6,677,244          5,257,078          13,041,072         10,331,927
                                                      ----------        -----------         -----------        -----------

      Income from operations                           1,310,406            647,413           2,376,997          2,940,188

Interest income and other, net                            26,785            111,518              37,385            281,685
                                                      ----------        -----------         -----------        -----------

      Income from continuing operations
       before income taxes                             1,337,191            758,931           2,414,382          3,221,873

Federal, state and local income taxes                    699,193            357,950             905,723          1,294,360
                                                      ----------        -----------         -----------        -----------

        Net income from continuing operations            637,998            400,981           1,508,659          1,927,513

Discontinued operations:
  Loss from discontinued operations (net of
     tax benefit of $1,172,775 and $878,331)                --           (1,712,905)               --           (2,284,656)
                                                      ----------        -----------         -----------        -----------

        Net income (loss)                             $  637,998        $(1,311,924)        $ 1,508,659        $  (357,143)
                                                      ==========        ===========         ===========        ===========

Earnings per share (basic)
  Income from continuing operations, per share        $     0.17        $      0.10         $      0.39        $      0.50

  Loss from discontinued operations, per share              --                (0.45)               --                (0.60)
                                                      ----------        -----------         -----------        -----------

Net income (loss) per share                           $     0.17        $     (0.34)        $      0.39        $     (0.09)
                                                      ==========        ===========         ===========        ===========

Earnings per share (diluted):
  Income from continuing operations, per share        $     0.17        $      0.10         $      0.39        $      0.50

  Loss from discontinued operations, per share              --                (0.44)               --                (0.59)
                                                      ----------        -----------         -----------        -----------

Net income (loss) per share                           $     0.17        $     (0.34)        $      0.39        $     (0.09)
                                                      ==========        ===========         ===========        ===========

     The accompanying notes are an integral part of the financial statements

                                 HEALTH POWER, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF CASH FLOWS

                           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                              (Unaudited)
                                                                        1999                 1998
                                                                        ----                 ----
Cash flows (used in) provided by operating activities:
  Cash (used in) provided by continuing operating activities        $(1,295,849)         $ 3,154,521
  Cash provided by (used in) discontinued operations                    765,502           (2,088,306)
                                                                    -----------          -----------

     Net cash (used in) provided by operating activities:              (530,347)           1,066,215
                                                                    -----------          -----------

Cash flows used in investing activities:

   Purchase of property and equipment, net                             (389,199)            (548,601)
   Other assets                                                               0              501,003
                                                                    -----------          -----------
     Cash used in continuing operating activities                      (389,199)             (47,598)
     Cash provided by                                                       400                3,977
                                                                    -----------          -----------
       Net cash used in investing activities                           (388,799)             (43,621)
                                                                    -----------          -----------

Cash flows provided by financing activities:

   Issuance of common stock                                              39,625               49,237
                                                                    -----------          -----------
       Net cash provided by investing activities                         39,625               49,237
                                                                    -----------          -----------

    Net (decrease) increase in cash and cash equivalents               (879,521)           1,071,831

Cash and cash equivalents, beginning of year                         11,714,169            8,427,483
                                                                    -----------          -----------

       Cash and cash equivalents, end of period                     $10,834,648          $ 9,499,314
                                                                    ===========          ===========

     The accompanying notes are an integral part of the financial statements

                       HEALTH POWER, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements are unaudited and have been prepared by Health Power, Inc. In the opinion of management, they contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented. The results of operations for the period ended June 30, 1999 are not necessarily indicative of operating results for a full year.

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


2. On July 16, 1999, CompManagement Health Systems completed the acquisition of the MCO assets of Anthem Managed Comp ("AMC"), a workers' compensation managed care organization division of a wholly owned subsidiary of Anthem Insurance Companies, Inc. The acquired assets will be operated as a division of CompManagement Health Systems under the name "Integrated Comp." The aggregate purchase price for the asset acquisition was approximately $6.2 million and is subject to a post-closing adjustment.

3. During the first three months of 1999, the Company recorded a reduction in tax expense from continuing operations by recognizing a deferred tax asset in the amount of $247,808 based on the utilization of the net operating loss carryforward.

4. On December 29, 1998, the Company's Board of Directors formally approved a plan to discontinue operations of the Company's HMO. Accordingly, at December 31, 1998, the operating results of the HMO operations included a provision for estimated lease costs, employee severance and benefits, and write-downs of property, plant and equipment during the phase-out period and a loss on disposal and has been segregated from continuing operations and reported as a separate line item on the statement of operations. All operating results for the six month period ending June 30, 1999 have been recorded against the provision for discontinued operations and management does not believe that an adjustment to the provision is considered necessary at June 30, 1999.

     The Company has restated its prior financial statements to present the operating results of the HMO as discontinued operations. The assets and liabilities of such operations at June 30, 1999 and December 31, 1998, respectively, have been reflected as a separate line item on the balance sheet based substantially on the original classification of such assets and liabilities.

5. The Company has two reportable segments for its continuing operations: consulting services and managed care services, which were determined based upon its method of internal reporting. Each segment of the Company is managed separately. The consulting services segment offers workers' and unemployment compensation consulting services. The managed care services administer workers' compensation claims for the OBWC. The Company also has an all other segment which derives its revenues from management fees and interest income. Segment data includes intercompany revenues, as well as a charge to allocating corporate expenses to each of its segments. Such amounts have been included in the elimination column to reconcile to consolidated totals.

     Segment Reporting for Continuing Operations:

                                                                       SIX MONTHS ENDED JUNE 30, 1999
                                                                       ------------------------------
                                                MANAGED CARE    CONSULTING      OTHER        ELIMINATIONS        TOTAL
                                                  SERVICES       SERVICES
                                                -------------------------------------------------------------------------
         Revenues to unaffiliated customers      $5,830,629     $9,587,440     $      --     $       --       $15,418,069
         Intercompany revenues                                                     960,491       (960,491)

         Income before taxes                        844,295      1,586,264       4,148,754     (4,164,931)      2,414,382

                                                                       SIX MONTHS ENDED JUNE 30, 1998
                                                                       ------------------------------
         Revenues to unaffiliated customers      $7,342,060     $5,930,055     $      --     $       --       $13,272,115
         Intercompany revenues                                                   1,254,304     (1,254,304)
         Income before taxes                      1,589,219      1,632,466      11,277,165    (11,276,977)      3,221,873

6.   Supplemental Disclosures for Earnings Per Share:

                                                                              THREE MONTHS ENDED JUNE 30
                                                                                1999               1998
         BASIC:
              Earnings:
                      Income from continuing operations                      $  637,998        $   400,981
                      Loss from discontinued operations                            --           (1,712,905)
                                                                             ----------        -----------

                      Net income (loss)                                      $  637,998        $(1,311,924)
                                                                             ----------        -----------
              Shares:
                  Weighted average common shares outstanding                  3,844,229          3,829,457
                                                                             ----------        -----------

              Income from continuing operations per common share,
               basic                                                         $     0.17        $      0.10
              Loss from discontinued operations per share, basic                   --                (0.45)
                                                                             ----------        -----------
                         Net income (loss) per common share, basic           $     0.17        $     (0.34)
                                                                             ----------        -----------

         DILUTED:
                 Earnings:
                       Income from continuing operations                     $  637,998        $   400,981
                       Loss from discontinued operations                           --           (1,712,905)
                                                                             ----------        -----------
                       Net income                                            $  637,998        $(1,311,924)
                                                                             ----------        -----------
                 Shares:
                        Weighted average common shares outstanding            3,844,229          3,829,457
                        Add:  dilutive effect of outstanding options                  0             26,785
                                                                             ----------        -----------
                        Weighted average common shares outstanding,
                          diluted                                             3,844,229          3,856,242
                                                                             ----------        -----------

                 Income from continuing operations per common share,
                   diluted                                                   $     0.17        $      0.10
                 Loss from discontinued operations per share, diluted              --                (0.44)
                       Net income (loss) per common share, diluted           $     0.17        $     (0.34)
                                                                             ----------        -----------

                                                                                 SIX MONTHS ENDED JUNE 30
                                                                                  1999               1998
         BASIC:
              Earnings:
                      Income from continuing operations                        $1,508,659        $ 1,927,513
                      Loss from discontinued operations                              --           (2,284,656)
                                                                               ----------        -----------

                      Net income (loss)                                        $1,508,659        $  (357,143)
                                                                               ----------        -----------
              Shares:
                  Weighted average common shares outstanding                    3,839,555          3,825,002
                                                                               ----------        -----------

              Income from continuing operations per common share, basic        $     0.39        $      0.50
              Loss from discontinued operations per share, basic                     --                (0.60)
                                                                               ----------        -----------
                         Net income (loss) per common share, basic             $     0.39        $     (0.09)
                                                                               ----------        -----------

         DILUTED:
                 Earnings:
                       Income from continuing operations                       $1,508,659        $ 1,927,513
                       Loss from discontinued operations                             --           (2,284,656)
                                                                               ----------        -----------
                       Net income (loss)                                       $1,508,659        $  (357,143)
                                                                               ----------        -----------
                 Shares:
                        Weighted average common shares outstanding              3,839,555          3,825,002
                        Add:  dilutive effect of outstanding options                    0             22,983
                                                                               ----------        -----------
                        Weighted average common shares outstanding,
                          diluted                                               3,839,555          3,847,985
                                                                               ----------        -----------

                 Income from continuing operations per common share,
                   diluted                                                     $     0.39        $      0.50
                 Loss from discontinued operations per share, diluted          $     --          $     (0.59)
                                                                               ----------        -----------
                       Net income (loss) per common share, diluted             $     0.39        $     (0.09)
                                                                               ----------        -----------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------


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

         Through CompManagement and M&N Risk Management, the Company serves as a third party administrator (a "TPA") for workers' and unemployment compensation claims and provides claims management, risk management, and medical cost containment services primarily to Ohio employers. The Company is one of the largest workers' compensation TPAs in Ohio, currently serving approximately 19,000 employers located throughout Ohio. Through CompManagement Health Systems and its division, Integrated Comp, the Company owns and operates two state-wide certified managed care organizations ("MCOs") under Ohio's Health Partnership Program and provides medical management services for workers' compensation claims. Together, CompManagement Health Systems and Integrated Comp currently serve approximately 47,000 employers located throughout Ohio. Because all workers' compensation claims are reimbursed by the Ohio Bureau of Workers' Compensation, the Company does not assume any risk for the payment of medical or disability benefits to employees with respect to workers' compensation claims.

         On December 31, 1998, CompManagement acquired all of the outstanding capital stock of M&N Risk Management and a related entity. This acquisition was accounted for under the purchase method of accounting for business combinations. As required by the purchase method of accounting, the results of operations of M&N Risk Management are not included in the Company's results of operations for the first six months of 1998 discussed below.

         On December 29, 1998, the Board of Directors of Health Power, Inc. formally approved a plan to discontinue the operations of Health Power HMO, Inc., its health maintenance organization subsidiary ("Health Power HMO"). Accordingly, the operating results of Health Power HMO have been segregated from continuing operations and are reported separately as discontinued operations. On May 1, 1999, Health Power HMO ceased operations because its certificate of authority was revoked by the Ohio Department of Insurance. Health Power HMO is currently winding-up its business on its own, subject to the Department's continuing supervision, but without judicial involvement. Health Power HMO is in the process of collecting its receivables and other assets and attempting to sell or otherwise dispose of its properties on the most favorable terms and conditions under the circumstances. Once this process has been completed, Health Power HMO will pay, or make provision for payment of, claims against it, to the extent funds are available. Health Power HMO intends to pay its creditors in a fair and equitable manner, in order of priority, and on a pro rata basis. Health Power HMO anticipates that its windup will be completed by the end of 1999.

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

RECENT DEVELOPMENTS

COMPLETION OF ACQUISITION OF MCO ASSETS OF ANTHEM MANAGED COMP

         On July 16, 1999, CompManagement Health Systems completed the previously announced acquisition of the MCO assets of Anthem Managed Comp ("AMC"), a workers' compensation managed care organization division of a wholly owned subsidiary of Anthem Insurance Companies, Inc. The acquired assets will be operated as a division of CompManagement Health Systems under the name "Integrated Comp." With this acquisition, CompManagement Health Systems expanded its operations into Kentucky and Indiana.

OTC BULLETIN BOARD TRADING BEGINS

         On June 25, 1999, the Company's common stock began trading on the OTC Bulletin Board under the symbol HPWR. The Company's last day of trading on the Nasdaq National Market was June 24, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999, COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Revenues from continuing operations increased $2.1 million, or 35.3%, to $8.0 million during the second quarter of 1999, from $5.9 million for the same period in 1998. Revenues from TPA services increased $1.9 million primarily as a result of the inclusion of revenues from M&N Risk Management.

         General and administrative ("G&A") expenses increased $1.4 million to $6.7 million, or 83.6% of revenues, for the second quarter of 1999, as compared to $5.3 million, or 89.0% of revenues, for the same period in 1998. G&A expenses decreased in 1999 as a percentage of revenues primarily due to the inclusion of revenues from M&N Risk Management which enabled the administrative expenses to be spread over a larger revenue base.

         Interest income and other decreased $85,000 to $26,800 for the second quarter of 1999, from $111,500 for the same period in 1998. This decrease resulted primarily from interest expense related to the M&N Risk Management acquisition.

         Income tax expense was $699,000 in the second quarter of 1999, or an effective tax of 52.3%, as compared to $358,000 for the same period in 1998, or an effective tax rate of 47.2%. Second quarter 1999 tax expense reflects an adjustment of the year to date tax accrual primarily to record the amortization of a deferred tax asset established relative to the acquisition of M&N Risk Management.

         As a result of the foregoing, income from continuing operations was $638,000, or basic and diluted earnings per share of $0.17, for the second quarter of 1999, as compared to income from continuing operations of $401,000, or basic and diluted earnings per share of $0.10, for the same period in 1998.

         There was no income or loss from discontinued operations for the second quarter of 1999. The loss from discontinued operations was $1.7 million, net of taxes, during the second quarter of 1998. The Company recorded an accrual for anticipated further losses from discontinued operations at the end of 1998.

         The Company had net income of $638,000, or basic and diluted earnings per share of $0.17, for the second quarter of 1999, as compared to a net loss of $1.3 million, or basic and diluted earnings per share of $(0.34), for the same period in 1998. There were 3,844,229 basic and diluted weighted average shares of common stock and common stock equivalents outstanding for the second quarter ending June 30, 1999, and 3,829,457 basic and 3,856,242 diluted weighted average shares of common stock and common stock equivalents outstanding at the second quarter ending June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Revenues from continuing operations increased $2.1 million, or 16.2%, to $15.4 million during the first six months of 1999, from $13.3 million for the same period in 1998. Revenues from TPA services increased 61.7% primarily as a result of the inclusion of revenues from M&N Risk Management. This increase was offset by a 20.6% decrease in revenues from MCO services during the first six months of 1999 as compared to the same period in 1998. Revenues for MCO services during the first six months of 1998 included approximately $1.5 million of one-time incentive payments related to the acceptance of workers' compensation claims with dates of injury which preceded the commencement date of the Health Partnership Program. These one-time incentive payments were reported as revenue during the first quarter of 1998.

         G&A expenses increased $2.7 million to $13.0 million, or 84.6% of revenues, for the first six months of 1999, as compared to $10.3 million, or 77.8% of revenues, for the same period in 1998. G&A expenses increased in 1999 as a percentage of revenues primarily due to 1998 first six months MCO revenues including the aforementioned one-time incentive payments related to the acceptance of workers' compensation claims with dates of injury which preceded the commencement date of the Health Partnership Program.

         Interest income and other decreased $244,000 to $37,400 for the first six months of 1999, from $281,700 for the same period in 1998. This decrease resulted primarily from interest expense related to the M&N Risk Management acquisition.

         Income tax expense was $906,000 in the first six months of 1999, or an effective tax rate of 37.5%, as compared to $1.3 million for the same period in 1998, or an effective tax rate of 40.2%. The reduction in the tax rate is due to the first quarter 1999 recognition of a deferred tax asset based on the utilization of the net operating loss carry forward from discontinued operations net of second quarter adjustments to the year to date tax accrual.

         As a result of the foregoing, income from continuing operations was $1.5 million, or basic and diluted earnings per share of $0.39, for the first six months of 1999, as compared to income from continuing operations of $1.3 million, or basic and diluted earnings per share of $0.50, for the same period in 1998.

         There was no net income or loss from discontinued operations for the first six months of 1999. The net loss from discontinued operations was $2.3 million, net of taxes, or basic and diluted earnings per share of $(0.60) and $(0.59), respectively, for the first six months of 1998. The Company recorded an accrual for anticipated further losses from discontinued operations at the end of 1998.

         The Company had net income of $1.5 million, or basic and diluted earnings per share of $0.39, for the first six months of 1999, as compared to net loss of $357,000, or basic and diluted earnings per share of $(0.09), for the same period in 1998. There were 3,839,555 basic and diluted average shares of common stock and common stock equivalents outstanding at June 30, 1999, and 3,825,002 basic and 3,847,985 diluted weighted average shares of common stock and common stock equivalents outstanding at June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

CONTINUING OPERATIONS

         The Company finances its continuing operations through internally generated funds, and its principal sources of cash for continuing operations are revenues from TPA and MCO services. The Company's principal capital needs for continuing operations are to fund expenditures for continued growth and for possible acquisitions.

         Working capital of $713,000 from continuing operations existed at June 30, 1999, as compared to a working capital deficit from continuing operations of $1.1 million at December 31, 1998. The Company was able to generate cash from continuing operations sufficient to cure the working capital deficit during the first six months of 1999.

         At June 30, 1999, cash and cash equivalents from continuing operations were $7.4 million, a decrease of $1.7 million from $9.1 million at December 31, 1998. This decrease was attributable to a decrease in cash balances from TPA operations.

         Cash used in continuing operating activities was $1.3 million for the first six months of 1999, as compared to cash provided of $3.2 million during the same period of 1998.

         As previously described, CompManagement acquired all of the outstanding capital stock of M&N Risk Management and a related entity on December 31, 1998. The purchase price for this acquisition, after a post-closing adjustment, was $5,526,736. The purchase price was financed by a $3,000,000 promissory note from National City Bank (the "Bank") and by a $2,526,736 promissory note payable to the seller. The promissory note from the Bank is due on demand, accrues interest at the Bank's prime rate (currently 7.8%), and is secured by a lien on all business assets of CompManagement, CompManagement Health Systems, and M&N Risk Management. The seller's promissory note is a three-year note maturing on December 31, 2001. This note provides for principal payments in the amounts of $526,736, $1,000,000, and $1,000,000 due on December 31, 1999, 2000, and 2001,
respectively, and interest payments at the rate of 7% per annum due quarterly over the term of the note. The payment of the seller's promissory note is guaranteed by M&N Risk Management and is secured by a lien on all business assets of CompManagement, CompManagement Health Systems, and M&N Risk Management. The seller's promissory note and all liens granted with respect to such note are subordinated in all respects to the Bank's promissory note.

         As previously described, on July 16, 1999, CompManagement Health Systems acquired the MCO assets from a subsidiary of Anthem Insurance Companies, Inc. The aggregate purchase price for the asset acquisition was approximately $6.2 million. The purchase price is subject to a post-closing adjustment based upon the number of employers, if any, who choose a managed care organization other than the Company's MCO during a 30-day open enrollment period. The Company paid approximately $1.45 million of the purchase price at the closing and will pay the balance on a deferred basis over a five-year period. The Company funded the payment made at the closing with funds from its current cash balances and intends to fund the balance of the purchase price with funds generated from internal operations.

         CompManagement leases a 70,000 square foot building in Dublin, Ohio. The lease restricts CompManagement's ability to distribute funds and/or assets to Health Power, Inc. or another affiliate unless CompManagement meets certain tangible net worth requirements.

         The Company believes that cash generated from continuing operations will be sufficient to fund its anticipated cash needs for working capital, acquisitions, and expenditures for continuing operations for the next 12 months.

DISCONTINUED OPERATIONS

         As previously described, on May 1, 1999, Health Power HMO ceased operations because its certificate of authority was revoked by the Ohio Department of Insurance. Health Power HMO is currently winding-up its business on its own, subject to the Department's continuing supervision, but without judicial involvement. Health Power HMO is in the process of collecting its receivables and other assets and attempting to sell or otherwise dispose of its properties on the most favorable terms and conditions under the circumstances. Once this process has been completed, Health Power HMO will pay, or make provision for payment of, claims against it, to the extent funds are available. Health Power HMO intends to pay its creditors in a fair and equitable manner, in order of priority, and on a pro rata basis. Health Power HMO anticipates that its windup will be completed by the end of 1999. Health Power HMO expects that its liabilities will exceed its assets by a significant amount. Accordingly, it is not anticipated that the creditors of Health Power HMO will receive payment in full for their claims against Health Power HMO. Health Power, Inc. believes that neither it nor any of its other subsidiaries are liable for any claims against Health Power HMO. Furthermore, Health Power, Inc. does not intend to fund, or cause any other subsidiary to fund, any deficits of Health Power HMO.

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

         The timetable provides for the Company's completion of its remediation of any Year 2000 issues by the end of the third quarter of 1999. During the first quarter of 1999, the Company substantially completed an inventory of its IT systems. The testing phase will be complete by the end of the third quarter of 1999. In that phase, the Company will perform a system-wide test on all of its proprietary and non-proprietary IT systems and applications for Year 2000 compliance. The Company believes that all proprietary and non-proprietary IT systems and applications utilized by the Company are either Year 2000 compliant or will be Year 2000 compliant upon installation of available patches and upgrades. The Company currently believes that all of its IT systems will be Year 2000 compliant by the end of the third quarter 1999. The Company also performed a Year 2000 readiness review of M&N Risk Management in connection with the acquisition of that company, and the Company currently believes that all of M&N Risk Management's IT systems will be Year 2000 compliant by the end of the third quarter of 1999. The Company's Year 2000 committee is working with significant third party vendors to verify that they are Year 2000 compliant.

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

                           Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         (a)      The Company held its Annual Meeting of Stockholders on June 3,
                  1999.


         (b) Class I directors elected at the meeting were Crystal A. Kuykendall and Jonathan R. Wagner. Class Three III directors elected at the meeting were Dr. Elliott P. Feldman and Dr. Bernard F. Master. Set forth below is the number of votes cast for and the number of votes withheld with respect to each nominee:

                                                 FOR              WITHHELD
           (i)  Crystal A. Kuykendall         2,826,617            770,475
          (ii)  Jonathan R. Wagner            3,591,117              5,975
         (iii)  Dr. Elliott P. Feldman        2,826,717            770,375
          (iv)  Dr. Bernard F. Master         2,827,217            769,875

                Directors whose terms continued after the meeting were Robert J. Bossart, Frank R. Nutis, Robert S. Garek, and Dr. Burt E. Schear

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

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


                                                  HEALTH POWER, INC.

DATE:  AUGUST 16, 1999              BY  /S/ BERNARD F. MASTER, DO
                                    --------------------------------------------
                                        BERNARD F. MASTER, DO, PRESIDENT,
                                        CHIEF OPERATING OFFICER AND CHAIRMAN
                                        OF THE BOARD


DATE:  AUGUST 16,  1999             BY  /S/  RONALD J. WURTZ
                                    --------------------------------------------
                                        RONALD J. WURTZ, CHIEF FINANCIAL OFFICER
                                        AND PRINCIPAL ACCOUNTING OFFICER