Form 10-Q
period 1999-09-30
HEALTH POWER INC /DE/
filed 1999-11-15
CIK 917674

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 19934 FOR THE TRANSITION PERIOD FROM ______________ _____ TO ____________________________.



Commission file number: 0-23220
                        -------


                               Health Power, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                   31-1145640
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

1209 Orange Street, Wilmington, Delaware               19801
----------------------------------------    ------------------------------------
(Address of principal executive offices)              Zip Code


                                 (302) 658-7581
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No    . Indicate the number of
                                       ---     ---
shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock, $0.01 Par Value                         3,852,119
------------------------------------------  ------------------------------------
                 Class                           Outstanding at November 3, 1999

                       HEALTH POWER, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                 PAGE
PART I.      FINANCIAL INFORMATION

             Item 1.     Financial Statements

                         Consolidated Balance Sheets - as of                                 3 & 4
                               September 30, 1999 and December 31, 1998

                         Consolidated Statements of Operations for the                         5
                               three months ended and nine months
                               ended September 30, 1999 and September 30, 1998
                                                                                               6
                         Consolidated  Statements of Cash Flows - for the
                               nine months ended September 30, 1999 and
                               September 30, 1998


                         Notes to the Consolidated Financial Statements                        7


             Item 2.     Management's Discussion and Analysis of Financial                    10
                         Condition and Results of Operations

             Item 3.     Quantitative and Qualitative Disclosures about Market
                               Risk                                                           16
PART II.

             OTHER INFORMATION

             Item 6.       Exhibits and Reports on Form 8-K                                   17

             Signatures                                                                       18


                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                       HEALTH POWER, INC. AND SUBSIDIARIES

   CONSOLIDATED BALANCE SHEETS as of September 30, 1999 and December 31, 1998


                                                              September 30, 1999     December 31,
                  ASSETS                                         (Unaudited)             1998
                  ------                                         -----------             ----
Current assets:
  Cash and cash equivalents                                       $6,221,998          $11,714,169
  Accounts receivable, net                                         8,006,500            5,671,074
  Prepaid expenses and other                                         455,266              239,900
  Current assets of discontinued operations                          835,426            3,055,124
  Deferred income taxes, net                                                               80,669
                                                                ------------         ------------


        Total current assets                                      15,519,190           20,760,936
                                                                ------------         ------------


Property and equipment, net                                        3,567,588            2,931,414
Goodwill                                                          10,186,072            5,526,736
Non-current assets of discontinued operations                      1,210,578            1,403,344
Deposits and other assets                                            174,678               46,905
                                                                ------------         ------------

          Total assets                                          $ 30,658,106          $30,669,335
                                                                ============         ============



    THE ACCOMPANYING NOTES ARE IN INTEGRAL PART OF THE FINANCIAL STATEMENTS


                     CONSOLIDATED BALANCE SHEETS, Continued


                                                                 September 30,        December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                              (Unaudited)             1998
------------------------------------                              -----------             ----
Current liabilities:
  Deferred revenues                                                $4,137,856           $8,378,113
  Accounts payable                                                  2,087,963            1,323,684
  Taxes payable                                                     1,521,354            2,788,701
  Current liabilities of discontinued operations                    7,334,601            9,163,635
  Accrued expenses and other liabilities                              870,915              160,442
  Notes payable                                                     4,276,736            3,526,736
                                                                  -----------          -----------

      Total current liabilities                                    20,229,425           25,341,311
                                                                  -----------          -----------

Notes payable                                                       4,868,221            2,000,000
Deferred income taxes, net                                            385,677              222,481
                                                                  -----------          -----------

      Total liabilities                                            25,483,323           27,563,792
                                                                  -----------          -----------

Stockholders' equity:
  Common stock                                                         38,521               38,348
  Additional paid-in capital                                       10,852,169           10,809,475
  Accumulated (deficit)                                            (5,715,907)          (7,742,280)
                                                                  -----------          -----------

      Total stockholders' equity                                    5,174,783            3,105,543
                                                                  -----------          -----------

        Total liabilities and stockholders' equity                $30,658,106          $30,669,335
                                                                  ===========          ===========


    THE ACCOMPANYING NOTES ARE IN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                       HEALTH POWER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  (Unaudited)                            (Unaudited)
                                                               Three Months Ended                     Nine Months Ended
                                                                 September 30,                          September 30,
                                                            1999                1998                1999               1998
                                                            ----                ----                ----               ----

Contract Revenues                                        $10,571,121          $5,856,203         $25,989,190       $19,128,318
                                                         ------------         -----------        ------------      -----------

General and administrative expenses                        9,754,888           5,697,164          22,795,960        16,029,091
                                                           ----------          ----------         -----------       ----------

      Income from operations                                 816,233             159,039           3,193,230         3,099,227

Interest income and other, net                              (114,430)            106,139             (77,045)          387,824
                                                            ---------           --------             --------          -------

      Income from continuing operations
       before income taxes                                   701,803             265,178           3,116,185         3,487,051

Federal, state and local income taxes                        184,089             134,944           1,089,812         1,429,304
                                                             --------            --------          ----------        ---------

        Net income from continuing operations                517,714             130,234           2,026,373         2,057,747

Discontinued operations:
  Loss from discontinued operations (net of
     tax benefit of $1,239,944 for the three
     months ended 1998 and $67,169 for the
    nine months ended 1998)                                        -            (347,498)                  -        (2,632,154)
                                                            ----------          ---------         -----------       -----------


        Net income (loss)                                   $517,714           ($217,264)         $2,026,373         ($574,407)
                                                            =========           ==========        ===========         ==========

Earnings per share (basic)
  Income from continuing operations, per share                 $0.13               $0.03               $0.53             $0.54

  Loss from discontinued operations, per share                     -               (0.09)                  -             (0.69)
                                                               ------             -------              ------           -------

Net income (loss) per share                                    $0.13              ($0.06)              $0.53            ($0.15)
                                                               ======             =======              ======           =======

Earnings per share (diluted):
  Income from continuing operations, per share                 $0.13               $0.03               $0.53             $0.54

  Loss from discontinued operations, per share                     -               (0.09)                  -             (0.69)
                                                               ------              -------             ------            ------

Net income (loss) per share                                    $0.13              ($0.06)              $0.53            ($0.15)
                                                               ======             =======              ======           =======

    THE ACCOMPANYING NOTES ARE IN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                       HEALTH POWER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                                          (Unaudited)
                                                                                  1999                  1998
                                                                                  ----                  ----
Cash flows from operating activities:
  Cash (used in) provided by continuing operating activities                   ($3,755,552)          $1,322,728
  Cash provided by discontinued operations                                         562,344            2,667,945
                                                                               ------------          ----------

     Net cash (used in) provided by operating activities:                       (3,193,208)           3,990,673
                                                                               ------------          ----------

Cash flows from investing activities:

   Purchase of property and equipment, net                                        (772,340)            (673,548)
   Acquisition of business                                                      (1,590,576)                   0
   Other assets                                                                          0              499,024
                                                                               ------------          ----------
     Cash used in continuing operating activities                               (2,362,916)            (174,524)
     Cash provided by discontinued operations                                       21,086                3,977
                                                                               ------------          ----------
       Net cash used in investing activities                                    (2,341,830)            (170,547)
                                                                               ------------          ----------

Cash flows from financing activities:

       Issuance of common stock                                                     42,867               56,557
                                                                               ------------          ----------
       Net cash provided by investing activities                                    42,867               56,557
                                                                               ------------          ----------

    Net (decrease) increase in cash and cash equivalents                        (5,492,171)           3,876,683

Cash and cash equivalents, beginning of year                                    11,714,169            8,427,483
                                                                               ------------          ----------

       Cash and cash equivalents, end of period                                 $6,221,998          $12,304,166
                                                                               ============         ===========

    THE ACCOMPANYING NOTES ARE IN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                       HEALTH POWER, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements are unaudited and have been prepared by the management of Health Power, Inc. In the opinion of management, they contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented. The results of operations for the three and nine month periods ending September 30, 1999 and 1998 are not necessarily indicative of operating results for a full year.

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

2. Pursuant to the plan submitted to the Ohio Department of Insurance ("ODI"), the cash and cash equivalents of the HMO business are designated to pay liabilities of the HMO. The amount of this cash reported as cash and cash equivalents on the financial statements is approximately $3.1 million. See further discussion regarding discontinued operations at footnote 5.

3. On July 16, 1999, CompManagement Health Systems completed the acquisition of the managed care organization ("MCO") assets of Anthem Managed Comp ("AMC"), a workers' compensation managed care organization operating as a division of a wholly-owned subsidiary of Anthem Insurance Companies, Inc. The acquired assets will be operated as a division of CompManagement Health Systems under the name "Integrated Comp." The aggregate purchase price for the asset acquisition was $5,208,797. The Company paid approximately $1.59 million of the purchase price at closing and will pay the balance on a deferred basis over a five-year period. The acquisition has been accounted for under the purchase method. The purchase price has been allocated as follows:
                     Property and equipment     $500,576
                     Goodwill                 $4,885,668
                     Accounts Payable           $177,447

4. During the first three months of 1999, the Company recorded a reduction in tax expense from continuing operations by recognizing a deferred tax asset in the amount of $247,808 based on the utilization of the net operating loss carryforward. The Company recognizes income tax expense in interim periods based on an estimated annual effective tax rate, adjusted for events and circumstances expected to impact the estimated annual rate.

5. On December 29, 1998, the Company's Board of Directors formally approved a plan to discontinue operations of the Company's HMO. Accordingly, at December 31, 1998, the operating results of the HMO operations included a provision for estimated lease costs, employee severance and benefits, and write-downs of property, plant and equipment during the phase-out period and a loss on disposal and has been segregated from continuing operations and reported as a separate line item on the statement of operations. All operating costs related to HMO operations for the nine month period ending September 30, 1999 have been charged against the provision for discontinued operations and management does not believe that an adjustment to the provision is considered necessary at September 30, 1999.

     The Company has reclassified the operating results of the HMO as discontinued operations in its prior period financial statements. The assets and liabilities of such operations at September 30, 1999 and December 31, 1998, respectively, have been reflected as a separate line item on the balance sheet based substantially on the original classification of such assets and liabilities.


6. The Company has two reportable segments for its continuing operations: consulting services and managed care services, which were determined based upon its method of internal reporting. Each segment of the Company is managed separately. The consulting services segment offers workers' and unemployment compensation consulting services. The managed care services administer workers' compensation claims for the Ohio Bureau of Workers' Compensation ("OBWC"). The Company also has an all other segment which derives its revenues from management fees and interest income. Segment data includes intercompany revenues, as well as a charge for allocating corporate expenses to each of its segments. Such amounts have been included in the elimination column to reconcile to consolidated totals.

     Segment Reporting for Continuing Operations:
                                                                NINE MONTHS ENDED SEPTEMBER 30, 1999
                                         -----------------------------------------------------------------------------------
                                            MANAGED CARE       CONSULTING        OTHER       ELIMINATIONS        TOTAL
                                              SERVICES          SERVICES
                                         ------------------- --------------- -------------- ---------------- ---------------
        Revenues to unaffiliated            $11,313,773        14,675,417    $   -          $    -             25,989,190
        customers
        Intercompany revenues                                                 1,276,924      (1,276,924)

        Income before taxes                     147,317         3,006,692     4,666,468      (4,704,292)        3,166,185


                                                                NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                                ------------------------------------
        Revenues to unaffiliated            $10,157,300        $8,971,018    $   -          $    -            $19,128,318
        customers
        Intercompany revenues                                                 1,886,735      (1,886,735)
        Income before taxes                   1,345,129         2,139,360    11,647,515     (11,644,953)        3,487,051


                                                                THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                                -------------------------------------
        Revenues to unaffiliated            $ 5,483,144         5,087,977    $   -          $    -            $10,571,121
        customers
        Intercompany revenues                                                   316,433        (316,433)

        Income before taxes                    (696,978)        1,420,428       517,714        (539,361)          701,803

                                                                THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                                -------------------------------------
        Revenues to unaffiliated            $52,815,240         3,040,963    $   -          $    -            $ 5,856,203
        customers
        Intercompany revenues                                                   632,431        (632,431)

        Income before taxes                    (244,090)          506,894       370,350        (367,976)          265,178


7.   Supplemental Disclosures for Earnings Per Share:
                                                                                       THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                      1999              1998
        BASIC:

                Earnings:

                     Income from continuing operations                               $517,714           $130,234
                        Loss from discontinued operations                                               (347,498)
                                                                                  ------------       ------------
                        Net income (loss)                                            $517,714          $(217,264)
                                                                                  ------------       ------------
                Shares:
                     Weighted average common shares outstanding                     3,851,172          3,831,151
                                                                                  ------------       ------------
                Income from continuing operations per common share, basic               $0.13              $0.03
                Loss from discontinued operations per share, basic                                         (0.09)
                                                                                  ------------       ------------
                        Net income (loss) per common share, basic                       $0.13             $(0.06)
                                                                                  ------------       ------------



        DILUTED:                                                                      1999              1998
                Earnings:
                      Income from continuing operations                              $517,714           $130,234
                      Loss from discontinued operations                                     -           (347,498)
                                                                                    ---------          ---------
                      Net income                                                     $517,714          $(217,264)
                                                                                    ---------          ---------
                Shares:
                       Weighted average common shares outstanding                   3,851,172          3,831,151
                                                                                    ---------          ---------
                        Add:  dilutive effect of outstanding options                        0                866
                                                                                    ---------          ---------
                       Weighted average common shares outstanding, diluted          3,851,172          3,832,017
                                                                                    ---------          ---------
                Income from continuing operations per common share, diluted             $0.13              $0.03
                Loss from discontinued operations per share, diluted                        -              (0.09)
                                                                                    ---------          ---------
                      Net income (loss) per common share, diluted                       $0.13             $(0.06)
                                                                                    ---------          ---------


                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                     1999               1998
        BASIC:
                Earnings:
                     Income from continuing operations                             $2,026,373         $2,057,747
                     Loss from discontinued operations                                      -         (2,632,154)
                                                                                   ----------         ----------
                     Net income (loss)                                             $2,026,373         $ (574,407)
                                                                                   ----------         ----------
                Shares:
                     Weighted average common shares outstanding                     3,843,470          3,827,074
                                                                                   ----------         ----------
                Income from continuing operations per common share, basic               $0.53              $0.54
                Loss from discontinued operations per share, basic                          -              (0.69)
                                                                                   ----------         ----------
                        Net income (loss) per common share, basic                       $0.53         $    (0.15)
                                                                                   ----------         ----------

        DILUTED:
                Earnings:
                      Income from continuing operations                            $2,026,373         $2,057,747
                      Loss from discontinued operations                                     -         (2,632,154)
                                                                                   ----------         ----------
                      Net income (loss)                                            $2,026,373         $ (574,407)
                                                                                   ----------         ----------
                Shares:
                       Weighted average common shares outstanding                   3,843,470          3,827,074
                       Add:  dilutive effect of outstanding options                        98             15,688
                                                                                   ----------         ----------
                       Weighted average common shares outstanding, diluted          3,843,568          3,842,762
                                                                                   ----------         ----------

                Income from continuing operations per common share, diluted             $0.53              $0.54
                Loss from discontinued operations per share, diluted                     $  -             $(0.69)
                                                                                   ----------         ----------
                      Net income (loss) per common share, diluted                       $0.53             $(0.15)
                                                                                   ----------         ----------

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

          Through CompManagement and M&N Risk Management, the Company serves as a third party administrator (a "TPA") for workers' and unemployment compensation claims and provides claims management, risk management, and medical cost containment services primarily to Ohio employers. The Company is one of the largest workers' compensation TPAs in Ohio, currently serving approximately 19,000 employers located throughout Ohio. Through CompManagement Health Systems and its division, Integrated Comp, the Company owns and operates two state-wide certified managed care organizations ("MCOs") under Ohio's Health Partnership Program and provides medical management services for workers' compensation claims. Together, CompManagement Health Systems and Integrated Comp currently serve approximately 45,000 employers located throughout Ohio. Because all workers' compensation claims are reimbursed by the Ohio Bureau of Workers' Compensation, the Company does not assume any risk for the payment of medical or disability benefits to employees with respect to workers' compensation claims.

         On July 16, 1999, CompManagement Health Systems acquired the MCO assets of Anthem Managed Comp, a workers' compensation managed care organization operated as a division of a wholly-owned subsidiary of Anthem Insurance Companies, Inc. The acquired assets are operated as a division of CompManagement Health Systems under the name "Integrated Comp." This acquisition was accounted for under the purchase method of accounting for business combinations. As required by the purchase method of accounting, the results of operations of Integrated Comp are not included in the Company's results of operations prior to July 16, 1999.

         On December 31, 1998, CompManagement acquired all of the outstanding capital stock of M&N Risk Management and a related entity. This acquisition was accounted for under the purchase method of accounting. As required by the purchase method of accounting, the results of operations of M&N Risk Management are not included in the Company's results of operations for the first nine months of 1998.

         On December 29, 1998, the Board of Directors of Health Power, Inc. formally approved a plan to discontinue the operations of Health Power HMO, Inc., its health maintenance organization subsidiary ("Health Power HMO"). Accordingly, the operating results of Health Power HMO have been segregated from continuing operations and are reported separately as discontinued operations. On May 1, 1999, Health Power HMO ceased operations because its certificate of authority was revoked by the Ohio Department of Insurance ("ODI"). Health Power HMO is currently winding-up its business on its own, subject to the ODI's continuing supervision, but without judicial involvement. Health Power HMO is in the process of collecting its receivables and other assets and selling or otherwise disposing of its properties on the most favorable terms and conditions obtainable under the circumstances. Upon the completion of this process, Health Power HMO will pay, or make provision for payment of, claims against it, to the extent funds are available. Health Power HMO intends to pay its creditors in a fair and equitable manner, in order of priority, and on a pro rata basis. Health Power HMO anticipates that its windup will be completed by the end of 1999.

         The Company has two reportable segments for its continuing operations, TPA services and MCO services, which were determined based upon its method of internal reporting. Each of these segments are managed separately. The Company also has an all other segment which derives its revenues from management fees and interest income.

                  The following discussion should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report and in the Company's Form 10-K for its fiscal year ended December 31, 1998.



RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues from continuing operations increased $4.7 million, or 80.5%, to $10.6 million during the third quarter of 1999, from $5.9 million for the same period in 1998. Revenues increased, primarily as a result of the inclusion of revenues from M&N Risk Management and from Integrated Comp.

         General and administrative ("G&A") expenses increased $4.1 million to $9.8 million, or 92.3% of revenues, for the third quarter of 1999, as compared to $5.7 million, or 97.3% of revenues, for the same period in 1998. G&A expenses decreased in 1999 as a percentage of revenues primarily due to the inclusion of revenues from M&N Risk Management and Integrated Comp which enabled the administrative expenses to be spread over a larger revenue base.

         Interest income and other decreased $221,000 to ($114,000) for the third quarter of 1999, from $106,000 for the same period in 1998. This decrease resulted primarily from the recording of interest expense related to the M&N Risk Management acquisition.

         Income tax expense was $184,000 in the third quarter of 1999, or an effective tax rate of 26.2%, as compared to $135,000 for the same period in 1998, or an effective tax rate of 50.9%. Third quarter 1999 tax expense reflects an adjustment resulting from a review of the year to date tax accrual. The company recognizes income tax expense in interim periods based on an estimated annual effective tax rate, adjusted quarterly for events and circumstances expected to impact the estimated annual rate.

         As a result of the foregoing, income from continuing operations was $518,000, or basic and diluted earnings per share of $0.13, for the third quarter of 1999, as compared to income from continuing operations of $130,000, or basic and diluted earnings per share of $0.03, for the same period in 1998.

         There was no income or loss from discontinued operations for the third quarter of 1999. The loss from discontinued operations was $347,000, net of taxes, during the third quarter of 1998. The Company recorded an accrual for anticipated further losses from discontinued operations at the end of 1998.

         The Company had net income of $518,000, or basic and diluted earnings per share of $0.13, for the third quarter of 1999, as compared to a net loss of $217,000, or basic and diluted earnings per share of $(0.06) for the same period in 1998. There were 3,851,172 basic and diluted weighted average shares of common stock and common stock equivalents outstanding for the third quarter ending September 30, 1999, and 3,831,151 basic and 3,832,017 diluted weighted average shares of common stock and common stock equivalents outstanding at the third quarter ending September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues from continuing operations increased $6.9 million, or 35.9%, to $26.0 million during the first nine months of 1999, from $19.1 million for the same period in 1998. Revenues increased primarily as a result of the inclusion of revenues from M&N Risk Management and from Integrated Comp.

         G&A expenses increased $6.8 million to $22.8 million, or 87.7% of revenues, for the first nine months of 1999, as compared to $16.0 million, or 83.8% of revenues, for the same period in 1998. G&A expenses increased in 1999 as a percentage of revenues primarily due to 1998 first nine months MCO revenues including approximately $1.5 million of one-time incentive payments related to the acceptance of workers' compensation claims with dates of injury which preceded the commencement date of the Health Partnership Program. These one-time incentive payments were reported as revenue during the first quarter of 1998.

         Interest income and other decreased $465,000 to ($77,000) for the first nine months of 1999, from $388,000 for the same period in 1998. This decrease resulted primarily from interest expense related to the M&N Risk Management acquisition.

         Income tax expense was $1.1 million in the first nine months of 1999, or an effective tax rate of 35.0%, as compared to $1.4 million for the same period in 1998, or an effective tax rate of 41.0%. The reduction in the tax rate is due to the first quarter 1999 recognition of a deferred tax asset based on the utilization of the net operating loss carry forward from discontinued operations.

         As a result of the foregoing, income from continuing operations was $2.0 million, or basic and diluted earnings per share of $0.53, for the first nine months of 1999, as compared to income from continuing operations of $2.1 million, or basic and diluted earnings per share of $0.54, for the same period in 1998.

         There was no net income or loss from discontinued operations for the first nine months of 1999. The net loss from discontinued operations was $2.6 million, net of taxes, or basic and diluted earnings per share of $(0.69), for the first nine months of 1998. The Company recorded an accrual for anticipated further losses from discontinued operations at the end of 1998.

         The Company had net income of $2.0 million, or basic and diluted earnings per share of $0.53, for the first nine months of 1999, as compared to net loss of $574,000, or basic and diluted earnings per share of $(0.15), for the same period in 1998. There were 3,843,470 basic and 3,843,568 diluted average shares of common stock and common stock equivalents outstanding at September 30, 1999, and 3,827,074 basic and 3,842,762 diluted weighted average shares of common stock and common stock equivalents outstanding at September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

CONTINUING OPERATIONS

         The Company finances its continuing operations through internally generated funds and funds on hand, and its principal sources of cash for continuing operations are revenues from TPA and MCO services. The Company has financed its acquisitions primarily through bank and seller financing. The Company's principal capital needs for continuing operations are to fund expenditures for continued growth and for possible acquisitions.

         Working capital of $2.9 million from continuing operations existed at September 30, 1999, as compared to a working capital deficit from continuing operations of $1.1 million at December 31, 1998. The Company was able to generate cash from continuing operations sufficient to cure the working capital deficit during the first nine months of 1999.

         At September 30, 1999, cash and cash equivalents from continuing operations were $3.0 million, a decrease of $6.1 million from $9.1 million at December 31, 1998. This decrease was attributable to a decrease in cash balances from TPA operations and a $1.59 million payment made in connection with the purchase of Integrated Comp.


         Cash used in continuing operating activities was $3.8 million for the first nine months of 1999, as compared to cash provided of $1.3 million during the same period of 1998.

         As previously described, CompManagement acquired all of the outstanding capital stock of M&N Risk Management and a related entity on December 31, 1998. The purchase price for this acquisition, after a post-closing adjustment, was $5,526,736. This amount will be subject to a further downward adjustment based upon the difference in the accounts receivables reflected on the closing date balance sheet of M&N Risk Management and the actual accounts receivable collected within 180 days of the closing. It is anticipated this adjustment will be finalized during the fourth quarter of 1999. The purchase price was financed by a $3,000,000 promissory note from National City Bank (the "Bank") and by a $2,526,736 promissory note payable to the seller. The promissory note from the Bank is due on demand, accrues interest at the Bank's prime rate (currently 7.8%), and is secured by a lien on all business assets of CompManagement, CompManagement Health Systems, and M&N Risk Management. The seller's promissory note is a three-year note maturing on December 31, 2001. This note provides for principal payments in the amounts of $526,736, $1,000,000, and $1,000,000 due on December 31, 1999, 2000, and 2001, respectively, and interest payments at the rate of 7% per annum due quarterly over the term of the note. The payment of the seller's promissory note is guaranteed by M&N Risk Management and is secured by a lien on all business assets of CompManagement, CompManagement Health Systems, and M&N Risk Management. The seller's promissory note and all liens granted with respect to such note are subordinated in all respects to the Bank's promissory note.

                  As previously described, CompManagement Health Systems acquired the MCO assets of Anthem Managed Comp on July 16, 1999. The purchase price for this acquisition, after a post-closing adjustment, was $5,208,797. The Company paid approximately $1.59 million of the purchase price at the closing and will pay the balance on a deferred basis over a five-year period. The Company funded the payment made at the closing with funds from its current cash balances and intends to fund the balance of the purchase price with funds generated from internal operations.

         CompManagement leases a 70,000 square foot building in Dublin, Ohio. The lease restricts CompManagement's ability to distribute funds and/or assets to Health Power, Inc. or another affiliate unless CompManagement meets certain tangible net worth requirements.

         The Company believes that cash generated from continuing operations and cash on hand will be sufficient to fund its anticipated cash needs for working capital, acquisitions, and expenditures for continuing operations for the next 12 months.

DISCONTINUED OPERATIONS

         As previously described, on May 1, 1999, Health Power HMO ceased operations because its certificate of authority was revoked by the ODI. Health Power HMO is currently winding-up its business on its own, subject to the Department's continuing supervision, but without judicial involvement. Health Power HMO is in the process of collecting its receivables and other assets and selling or otherwise disposing of its properties on the most favorable terms and conditions under the circumstances. Once this process has been completed, Health Power HMO will pay, or make provision for payment of, claims against it, to the extent funds are available. Health Power HMO intends to pay its creditors in a fair and equitable manner, in order of priority, and on a pro rata basis. Health Power HMO anticipates that its windup will be completed by the end of 1999. Health Power HMO expects that its liabilities will exceed its assets by a significant amount. Accordingly, it is not anticipated that the creditors of Health Power HMO will receive payment in full for their claims against Health Power HMO. Health Power, Inc. believes that neither it nor any of its other subsidiaries are liable for any claims against Health Power HMO. Furthermore, Health Power, Inc. does not intend to fund, or cause any other subsidiary to fund, any deficits of Health Power HMO.

YEAR 2000 MATTERS

         The Year 2000 issue is the result of computer programs having been written using two digits rather than four to define the applicable year. Any information technology ("IT") systems used by the Company that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of uncertain duration in the Company's operations, including, among other things, an inability to process transactions or engage in normal business activities. The Company uses IT systems which are essential to its operations, such as computer software and hardware in the mainframe, midrange and desktop environments, as well as telecommunications. Additionally, the impact of the problem extends to non-IT systems, such as automated billing systems and instrumentation.

         The Company created a committee to address Year 2000 issues. This committee actively assessed the Company's Year 2000 readiness and, as part of these assessments, developed a compliance plan which included a timetable for identifying, evaluating, resolving, and testing the Company's IT systems for Year 2000 issues. This committee included members of the Company's senior management and information systems departments to ensure that issues were adequately addressed and completed in a timely manner.

         The timetable provided for the Company's completion of its remediation of any Year 2000 issues by the end of the third quarter of 1999. During the first quarter of 1999, the Company substantially completed an inventory of its IT systems. The testing phase was complete by the end of the third quarter of 1999. In that phase, the Company performed a system-wide test on all of its proprietary and non-proprietary IT systems and applications for Year 2000 compliance. The Company currently believes that all of its IT systems are Year 2000 compliant. The Company also performed a Year 2000 readiness review of M&N Risk Management in connection with the acquisition of that company, and the Company currently believes that all of M&N Risk Management's IT systems are Year 2000 compliant. The Company also performed a year 2000 readiness review if Integrated Comp in connection with the acquisition of that company, and the vendors have certified all applications as being year 2000 compliant. The Company will complete a certification verification by the end of November, 1999. The Company's Year 2000 committee worked with significant third party vendors to verify that they are Year 2000 compliant.

         The Company currently believes that any Year 2000 issue will be resolved in a timely manner and that costs associated with Year 2000 compliance issues will not be material to the Company's financial position or results of operations. However, there is a risk that third parties will not achieve Year 2000 compliance in a timely manner, which could have an adverse effect on the Company's operations. The Company's Year 2000 committee intends to develop appropriate contingency plans as necessary to address Year 2000 compliance issues as they arise.

         The Company currently believes that the primary costs associated with Year 2000 compliance issues are in-house time costs associated with administration, review and testing of systems. The costs incurred thus far have been less than $100,000, and the Company believes additional costs will not exceed $50,000 for the remainder of 1999.

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

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                           --------

                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K
                           -------------------

                           On July 30, 1999 the Company filed a Form 8-K (dated July 30, 1999) (the "Initial Form 8-K") reporting under Item 2 of such report the acquisition by CompManagement Health Systems, Inc. of substantially all of the assets used in the operation of Anthem Managed Comp ("AMC"), a division of Community Insurance Company, an Ohio corporation ("CIC") and a wholly owned subsidiary of Anthem Insurance Companies, Inc., an Indiana corporation ("AIC"), on July 16, 1999.

                           On September 30, 1999, the Company filed a Form 8-K/A (dated September 30, 1999) (the "Amended Form 8-K") amending the Initial Form 8-K. The Amended Form 8-K included under Item 7 of such report: (i) the audited balance sheets of AMC as of December 31, 1998 and 1997, the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, and the period from October 1, 1996 (date of commencement) to December 31, 1996 and the notes thereto, along with the report of independent accountants; and (ii) the unaudited proforma combined balance sheets as of December 31, 1998 and June 30, 1999, and the results of operations for the year ended December 31, 1998 and the six months ended June 30, 1999.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                           HEALTH POWER, INC.




DATE:  NOVEMBER 15, 1999          BY   /S/ BERNARD F. MASTER, DO
                                       -----------------------------------------
                                       BERNARD F. MASTER, DO,  PRESIDENT,
                                       CHIEF OPERATING OFFICER AND CHAIRMAN
                                       OF THE BOARD







DATE:  NOVEMBER 15,  1999         BY   /S/  RONALD J. WURTZ
                                       -----------------------------------------
                                       RONALD J. WURTZ, CHIEF FINANCIAL OFFICER
                                       AND PRINCIPAL ACCOUNTING OFFICER