Form 10-K
period 1999-12-31
HEALTH POWER INC /DE/
filed 2000-03-30
CIK 917674

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended:  December 31, 1999

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________

Commission File Number:  0-23220

                               HEALTH POWER, INC.
                  --------- ----------------------------------
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                31-1145640
         -----------------------              ----------------------------
         (State of Incorporation)           I.R.S. Employer Identification No.)

             1209 Orange Street
            Wilmington, Delaware                             19801
--------------------------------------------              ------------
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

         Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         On March 3, 2000, the aggregate market value (based on the closing sale price on that date) of the Common Stock held by nonaffiliates of the Registrant was $3,972,655. On March 3, 2000, the Registrant had 3,853,719 shares of Common Stock outstanding.

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

         Through CompManagement and M&N Risk Management, the Company serves as a third party administrator ("TPA") for workers' and unemployment compensation claims. The Company offers claims management, risk management, and medical cost containment services primarily to Ohio employers, as well as to a small number of employers located in Washington and West Virginia. The Company is one of the largest workers' compensation TPAs in Ohio, currently serving approximately 19,000 employers located throughout Ohio. M&N Risk Management was acquired by Health Power, Inc. in December 1998.

         Through CompManagement Health Systems and its division, Integrated Comp, the Company provides medical management services for workers' compensation claims primarily to Ohio employers, as well as to a small number of employers located in Kentucky and Indiana. The Company owns and operates two state-wide certified managed care organizations ("MCOs") under Ohio's Health Partnership Program, a managed care workers' compensation program. Together, CompManagement Health Systems and Integrated Comp currently serve approximately 47,700 employers located throughout Ohio. As a state-wide certified MCO, the Company's medical management services, include, among other things, a state-wide health care provider network; treatment guidelines and utilization review procedures; peer review and quality assurance programs; provider sanction and termination procedures; medical and vocational case management programs; utilization management programs; medical bill adjudication and payment procedures; dispute resolution procedures; provider, employer, and employee relations and education programs; and health care fraud detection and reporting programs. Because all workers' compensation claims are reimbursed by the Ohio Bureau of Workers' Compensation, the Company does not assume any risk for the payment of medical or disability benefits to employees with respect to their workers' compensation claims.

         CompManagement Health Systems has offered its MCO services since the implementation of the Health Partnership Program in March 1997. The business of Integrated Comp represents the MCO assets acquired on July 16, 1999, from Anthem Managed Comp, an MCO division of a wholly owned subsidiary of Anthem Insurance Companies, Inc.

         Health Power HMO, Inc. ("Health Power HMO"), a subsidiary of Health Power, Inc., operated a health maintenance organization (an "HMO") in Ohio. In December 1998, the Board of Directors of Health Power, Inc. formally approved a plan to discontinue the operations of Health Power HMO. On May 1, 1999, the certificate of authority of Health Power HMO was revoked by the Ohio Department of Insurance ("ODI") for failure to meet statutory financial requirements. Since that time, and in accordance with the ODI revocation order, Health Power HMO has been winding-up its business under the supervision of ODI, but without judicial involvement. This windup is substantially complete, and Health Power HMO is in the process of distributing all of its assets in payment of the claims of its creditors. Health Power HMO anticipates that the distribution process will be completed by the end of April 2000. Health Power HMO will not have sufficient assets to pay the claims of all of its creditors. Health Power, Inc.'s consolidated financial statements reflect Health Power HMO's operations as discontinued operations.

         Health Power, Inc. was incorporated under Delaware law on March 6,
1985.

FINANCIAL INFORMATION ON INDUSTRY SEGMENTS

         Financial information on industry segments as required by Item 101(b) of Regulation S-K is set forth in Note 12 of the Notes to the Consolidated Financial Statements, which Note is part of the financial statements contained in Item 8 of this Form 10-K, which Note is incorporated herein by reference.

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

         The Company currently provides its TPA services to approximately 19,000 employers located throughout Ohio, as well as to a small number of employers located in Washington and West Virginia. A substantial number of the Ohio employers have entered into contracts with the Company because of their participation in group rating plans, discussed above, sponsored by trade associations of which such employers are members.

MCO Services

         The Company provides medical management services for workers' compensation claims primarily to Ohio employers, as well as to a small number of employers located in Kentucky and Indiana. The Company owns and operates two state-wide certified MCOs under Ohio's Health Partnership Program. Together, CompManagement Health Systems and Integrated Comp currently serve approximately 47,700 employers located throughout Ohio. As a state-wide certified MCO, the Company provides medical management services for workers' compensation cases resulting from injuries suffered by employees arising out of the course and scope of their employment, as required by law. Because all workers' compensation claims are reimbursed by OBWC, the Company does not assume any risk for the payment of medical or disability benefits to employees with respect to their claims.

         The services provided by the Company are offered pursuant to a contract with OBWC. Under this contract, the Company is responsible to provide, among other things, a state-wide health care provider network; treatment guidelines and utilization review procedures; peer review and quality assurance programs; provider sanction and termination procedures; medical and vocational case management programs; utilization management programs; medical bill adjudication and payment procedures; dispute resolution procedures; provider, employer, and employee relations and education programs; and health care fraud detection and reporting programs.

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

         The Company has a state-wide health care provider network consisting of approximately 13,500 physicians, hospitals, and ancillary providers. This network includes certain occupational health-based physician groups which serve as its "anchor medical groups." The provider panel is credentialed using a multi-faceted peer review committee. The Company has a provider services department which recruits new providers for its state-wide network and offers educational materials and training seminars.

Customers and Marketing

         The Company's customers principally consist of employers required to participate in Ohio's insurance fund for workers' compensation claims and, to a lesser extent, self-insured employers. The Company markets its TPA and MCO services jointly through both its own sales force of three persons who directly contact prospective and existing employer groups and its relationships with over 500 insurance agents and brokers. The Company maintains service center locations in Akron, Cincinnati, Cleveland, and Toledo, Ohio, Seattle, Washington, Charleston, West Virginia, Lexington, Kentucky, and Indianapolis, Indiana, in addition to its Dublin, Ohio offices.

Competition

         The workers' compensation cost containment and medical management industry is highly fragmented and competitive, and the intensity of competition can be expected to increase. In Ohio, the market share in this industry is concentrated among a few companies, including the Company. The Company's primary competitors in Ohio are several TPAs and/or MCOs which offer one or more services similar to those offered by the Company and numerous independent companies, typically operated on a regional basis. Some of the Company's competitors are significantly larger and have greater financial and marketing resources than the Company. The principal competitive factors are the range of services offered and responsiveness to customer needs. The Company competes on the basis of its specialization in the workers' compensation area, breadth of services, attention to customer service, and independence from insurance carriers.

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

         The Company's MCOs are certified and regulated by OBWC under Ohio's Health Partnership Program. The Company's MCOs are not, however, subject to Ohio's laws governing health insuring corporations, since its MCOs are not responsible for payment of health care claims or benefits, nor are they otherwise responsible for risk-bearing activities commonly associated with organizations licensed under Ohio's insurance laws.

         As participants in the HPP, the Company's MCOs are required to provide medical management and cost containment services that promote the rendering of high-quality, cost-effective medical care that focuses on minimizing the physical, emotional, and financial impact of a work-related injury or illness and promotes a safe return to work.

         In order to participate in the HPP, the Company's MCOs must each be credentialed and certified by OBWC every two years. The certification standards for an MCO desiring to contract with OBWC include, among other things, disclosure of the MCO's organizational structure, management and employees, historical operations, provider network, payment processes, geographic coverage and provider directories. OBWC also requires an MCO to furnish information regarding the MCO's satisfaction of OBWC's requirements for MCO policies and procedures, treatment guidelines, utilization review and quality assurance, provider profiling, grievance and dispute resolution, information systems, case management records confidentiality/retention, provider relations, educational activities, performance data, marketing and liability insurance. All of the preceding activities of an MCO participating in the HPP are governed or impacted by the regulations promulgated under the HPP enabling statute, found in Ohio's Administrative Code. Upon satisfying the preceding certification criteria and entering into a contract with OBWC, an MCO is certified to provide medical management and cost containment services under the HPP.

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

         OBWC is required to pay to the Company an administrative fee for its medical management and administrative services, as well as an incentive payment, provided that the Company meets the performance criteria required by OBWC. These performance criteria are established in the MCO contract and primarily relate to the attainment of certain claim management and return to work measurements. The administrative and incentive payments to the Company are based on a percentage of the total premium payments of employers managed by the MCO.

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

         The Company is required to maintain records supporting claims submitted to OBWC, its electronic billing, as well as any records necessary to perform its medical management functions or to substantiate the delivery, value, necessity, and appropriateness of goods and services provided to injured employees. Additionally, the Company is required to comply with Ohio laws governing confidentiality of patient/employee records and information, subject to the exceptions contained in such laws. Failure to create, maintain and retain adequate records constitutes cause for denial of payment of administrative and incentive fees from OBWC and/or de-certification by OBWC.

         The Company believes that its MCOs are presently in compliance in all material respects with all laws, regulations, and certification requirements applicable to them.


EMPLOYEES

         As of March 1, 2000, the Company had approximately 611 employees, of which 215 were employed in connection with its TPA operations and 396 were employed in connection with its MCO operations. The Company's employees are not represented by a union. The Company believes that its relationship with its employees is good.


ITEM 2.  PROPERTIES

         The Company leases a 70,000 square foot office building in Dublin, Ohio, which is used as its principal office facilities. The lease for the building is for a term of 15 years which began in 1997, provides for annual rent payments, and requires the Company to pay all operating expenses for the building. The lease also provides for, among other things, three renewal options of five years each, an option to purchase the building, and a right of first offer with respect to the sale of such building. The lease restricts CompManagement's ability to distribute funds and/or assets to Health Power, Inc. or another affiliate unless CompManagement meets certain tangible net worth requirements. The Company also leases office space in Akron, Cincinnati, Cleveland, and Toledo, Ohio; Seattle, Washington; Charleston, West Virginia; Lexington, Kentucky; and Indianapolis, Indiana. These spaces are used as regional offices and service centers for its operations.


ITEM 3.  LEGAL PROCEEDINGS

         On May 1, 1999, the certificate of authority of Health Power HMO was revoked by ODI for failure to meet statutory financial requirements. Since that time, and in accordance with the ODI revocation order, Health Power HMO has been winding-up its business under the supervision of ODI, but without judicial involvement. This windup is substantially complete, and Health Power HMO is in the process of distributing all of its assets in payment of the claims of its creditors. Health Power HMO anticipates that the distribution process will be completed by the end of April 2000. Health Power HMO will not have sufficient assets to pay the claims of all of its creditors.

         On July 7, 1998, Health Power HMO initiated a lawsuit against Central Benefits Administrators, Inc. relating to a claims processing administrative agreement between the parties. In February 2000, this lawsuit was settled by the parties, and Health Power HMO received a payment of an immaterial amount in settlement of the lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of Health Power, Inc.'s fiscal year ended December 31, 1999.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Health Power, Inc.'s Common Stock is traded under the symbol HPWR. The Common Stock was traded on the Nasdaq National Market system until June 25, 1999. On that date, the Common Stock was delisted from the Nasdaq National Market system and began trading on the OTC Bulletin Board. The following table sets forth the range of the reported high and low sales prices of the Common Stock by calendar quarter for 1998 and 1999:

                                                     High                               Low
                                                     ----                               ---

         For the quarter ended 1998:

                  March 31                           $ 7.13                             $ 4.00
                  June 30                            $ 6.75                             $ 4.13
                  September 30                       $ 6.00                             $ 2.50
                  December 31                        $ 3.75                             $ 2.06

         For the quarter ended 1999:

                  March 31                           $3.75                              $1.50
                  June 30                            $3.13                              $1.75
                  September 30                       $2.75                              $1.63
                  December 31                        $2.50                              $0.56


         Health Power, Inc. has not paid any dividends on its Common Stock to date, and it intends to retain its earnings to finance the development and expansion of its business for the foreseeable future. CompManagement's lease for its principal offices restricts it from distributing funds and/or assets to Health Power, Inc. or another affiliate unless CompManagement meets certain tangible net worth requirements. The Company's bank debt does not include provisions restricting its ability to pay cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         As of March 17, 2000, there were 70 stockholders of record and approximately 1,000 beneficial owners of Health Power, Inc.'s Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for Health Power, Inc. and its subsidiaries as of and for each of the years in the five-year period ended December 31, 1999. This selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes of Health Power, Inc. and subsidiaries and Management's Discussion and Analysis of Financial Condition and Results of Operation appearing under Items 8 and 7, respectively, of this Form 10-K. All periods in this table reflect the operations of Health Power HMO reclassified as discontinued operations. See Note 14 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K. In addition, all periods in this table have been restated to reflect the acquisition of CompManagement in July 1995. This acquisition was accounted for as a pooling of interests.

                                                                         YEARS ENDED DECEMBER 31,
                                                    ------------------------------------------------------------
                                                       1999        1998         1997         1996         1995
                                                    --------     --------     --------     --------     --------
                                                              (in thousands of dollars, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues:
    Contract                                        $ 38,262     $ 24,861     $ 22,183     $  6,672     $  5,571
Expenses:
   General and administrative                         35,042       21,271       16,559        6,339        5,072
                                                    --------     --------     --------     --------     --------

Income from operations                                 3,220        3,590        5,624          333          499

Interest (expense) income and other, net                (224)         444          532          247          450
                                                    --------     --------     --------     --------     --------

Income from continuing operations before income
   tax expense                                         2,996        4,034        6,156          580          949

Income tax expense (benefit)                          (1,539)       1,570        2,324          185          (75)
                                                    --------     --------     --------     --------     --------

Income from continuing operations                      4,535        2,464        3,832          395        1,024

Discontinued operations
   Loss from discontinued operations                    ----       (4,902)        (818)      (9,878)        (928)
      (net of tax benefits of $-0-,
      $1,030, $3,965, $1,958, and $61,
      respectively)
   Loss on disposal of discontinued operations;
      including $114 and $607 for operating
      losses during phase-out period in 1999
      and 1998 (net of tax (expense) of
      ($535) and $0, respectively)                      (650)      (1,614)        ----         ----         ----
                                                    --------     --------     --------     --------     --------

Net (loss) income                                   $  3,885     $ (4,052)    $  3,014     $ (9,483)    $     96
                                                    ========     ========     ========     ========     ========

EARNINGS PER SHARE (Basic and Diluted):
   Income from continuing operations                $   1.18     $    .64     $   1.00     $    .10     $    .27

   Loss from discontinued operations                   (0.17)       (1.70)        (.21)       (2.59)        (.24)
                                                    --------     --------     --------     --------     --------

   Net income (loss)                                $   1.01     $  (1.06)    $    .79     $  (2.49)    $    .03
                                                    ========     ========     ========     ========     ========

COMMON STOCK AND COMMON STOCK
   EQUIVALENTS OUTSTANDING
  Weighted average shares outstanding (basic)          3,846        3,829        3,818        3,810        3,810
  Weighted average shares outstanding (diluted)        3,846        3,834        3,833        3,810        3,819

BALANCE SHEET DATA:
Total assets                                        $ 31,578     $ 30,669     $ 22,349     $ 21,069     $ 25,723
Long-term obligations                               $  1,586     $  2,000     $   ----    $    ----   $     ----
Stockholders' equity                                $  7,036     $  3,106     $  7,565     $  4,519     $ 14,002

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is an independent provider of comprehensive cost containment and medical management services designed to minimize the costs of workers' and unemployment compensation benefits for employers.

         Through CompManagement and M&N Risk Management, the Company serves as a TPA for workers' and unemployment compensation claims and provides claims management, risk management, and medical cost containment services primarily to Ohio employers, as well as to a small number of employers located in the states of Washington and West Virginia. The Company is one of the largest workers' compensation TPAs in Ohio, currently serving approximately 19,000 employers located throughout Ohio. M&N Risk Management was acquired by Health Power, Inc. in December 1998. This acquisition was accounted for under the purchase method of accounting for business combinations.

           Through CompManagement Health Systems and its division, Integrated Comp, the Company owns and operates two state-wide certified MCO under Ohio's Health Partnership Program and provides medical management services for workers' compensation claims. Together, CompManagement Health Systems and Integrated Comp currently serve approximately 47,700 employers located in Ohio and a small number of employers located in Kentucky and Indiana. Because all workers' compensation claims are reimbursed by OBWC, the Company does not assume any risk for the payment of medical or disability benefits to employees with respect to workers' compensation claims. The Company has offered its MCO services since the implementation of the Health Partnership Program in March 1997. The business of Integrated Comp represents the MCO assets acquired on July 16, 1999, from Anthem Managed Comp, an MCO division of a wholly owned subsidiary of Anthem Insurance Companies, Inc. This acquisition was accounted for under the purchase method of accounting for business combinations. As required by the purchase method of accounting, the results of operations of Integrated Comp are not included in the Company's results of operations prior to July 16, 1999.

         On December 29, 1998, the Board of Directors of Health Power, Inc. formally approved a plan to discontinue the operations of Health Power HMO. Accordingly, the operating results of Health Power HMO have been segregated from continuing operations and are reported separately as discontinued operations.

         The Company has two reportable segments for its continuing operations, TPA services and MCO services, which were determined based upon its method of internal reporting. Each of these segments is managed separately. The Company also has an other segment that derives its revenues from management fees and interest income. See Note 12 of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

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

RESULTS OF OPERATIONS

1999 Compared to 1998

         Revenues from continuing operations increased $13.4 million, or 54%, to $38.3 million during 1999, from $24.9 million for 1998. Revenues from TPA services increased by 65.8% from the prior year primarily as a result of the acquisition of M&N Risk Management in December 1998. The acquisition increased revenues by approximately $6.0 million. Revenues from MCO services increased by 42.8% from the prior year primarily as a result of the acquisition of the MCO assets of Anthem Managed Comp in July 1999. The acquisition increased revenues by approximately $5.7 million. In addition, revenues for 1998 were favorably impacted by the inclusion of a one-time incentive payment of approximately $1.5 million from the Ohio Bureau of Workers' Compensation related to the acceptance of workers' compensation claims with dates of injury that preceded the commencement date of the Health Partnership Program.

         General and administrative ("G&A") expenses increased to $35.0 million, or 91.6% of revenues, for 1999, as compared to $21.3 million, or 85.6% of revenues, for 1998. G&A expenses increased in 1999 as a percentage of revenue primarily as a result of one-time expenses relating to the acquisitions of M&N Risk Management and Anthem Managed Comp. In addition, expenses as a percentage of revenues increased in 1999 due to 1998 revenues including a one-time incentive payment received for the acceptance of claims incurred prior to the commencement date of the Health Partnership Program.

         Interest (expense) income and other decreased $668,000 to a net interest expense of $224,000 in 1999 from a net interest income of $444,000 in 1998. The decrease was primarily due to investable cash being used to acquire M&N Risk Management and Anthem Managed Comp. In addition, the Company incurred interest expense due to borrowings associated with these acquisitions.

         The Company recognized an income tax benefit of $1.5 million in 1999 compared to an income tax expense of $1.6 million in 1998. The tax benefit was related to the recognition of certain tax assets which were not recognizable in prior years, but, due to the Company's profitability, became recognizable in 1999. Without recognition of the tax benefit, the Company would have incurred a tax expense in 1999 of $1.2 million for an effective tax rate of 42.5%.

         As a result of the foregoing, income from continuing operations was $4.5 million, or basic and diluted earnings per share of $1.18, for 1999, as compared to income from continuing operations of $2.5 million, or basic and diluted earnings per share of $0.64, for 1998.

         The net loss from discontinued operations was $650,000, or basic and diluted earnings per share of $(0.17), for 1999, as compared to a net loss from discontinued operations of $6.5 million, or basic and diluted earnings per share of $(1.70), for 1998. The loss was related primarily to an increase in the reserve for anticipated costs in completing the liquidation of the discontinued operations.

         The Company earned net income of $3.9 million, or basic and diluted earnings per share of $1.01, for 1999, as compared to a net loss of $4.1 million, or basic and diluted earnings per share of $(1.06), for 1998.

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

         G&A expenses increased to $21.3 million, or 85.6% of revenues, for 1998, as compared to $16.6, or 74.6% of revenues, for 1997. G&A expenses increased in 1998 as a percentage of revenues primarily due to 1997 revenues including significant one-time incentive payments related to the acceptance of beta and gamma claims in 1998 and the decrease in the amount of the 1998 incentive fees.

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

LIQUIDITY AND CAPITAL RESOURCES

         CONTINUING OPERATIONS

         The Company finances its continuing operations through internally generated funds, and its principal sources of cash for continuing operations are revenues from TPA and MCO services. The Company's principal capital needs for continuing operation are to fund expenditures for continued growth and for possible acquisitions.

         A working capital deficit of $2.1 million from continuing operations existed at December 31, 1999, as compared to a working capital deficit of $1.0 million from continuing operations at December 31, 1998. The Company originally incurred a $3.0 million demand loan from its bank and a $2.5 million promissory payable to the seller for the acquisition of M&N Risk Management in December 1998. As of December 31, 1999, the Company had used cash generated from continuing operations to pay down $1.5 million of the bank debt plus all of the seller's promissory note (after adjustments for amounts guaranteed by the seller). The Company also has short term debt of $1.2 million payable to the seller for acquisition of Anthem Managed Comp. The foregoing events were the primary cause of the working capital deficit. The Company believes that the cash generated by continuing operations will be sufficient to cure the working capital deficit during 2000. However, there can be no assurance that cash generated from continuing operations will be sufficient to cure the working capital deficit. The Company intends to payoff the remaining balance of the bank demand note by the end of the third quarter 2000. The Company believes that cash generated from operations will be sufficient to pay this entire amount, but there can be no assurance that it will or that the bank will not make a demand for payment prior to the end of the third quarter. While the Company believes the bank will not make such a demand, if it does, such a demand could have an adverse effect on the Company's financial condition.

         At December 31, 1999, cash and cash equivalents from continuing operations were $6.8 million, a decrease of $2.4 million from $9.2 million at December 31, 1998. The decrease in cash and cash equivalents was primarily related to the retirement of the debt associated with the M&N Risk Management acquisition and the initial payment made for the acquisition of Anthem Managed Comp.

         As previously described, CompManagement Health Systems acquired all of the MCO assets of Anthem Managed Comp in July 1999. The purchase price for this acquisition, after an adjustment based on the results of the open enrollment caused by the transaction, was $4.6 million. The Company paid $1.6 million of the purchase price at the closing, and the balance of the purchase price was financed by the seller and payable, including principal and interest, as follows: $249,000 on February 1, 2000; $1.0 million on July 16, 2000; $561,000 due on February 1, 2001, 2002, 2003 and 2004; and $124,000 on July 1, 2004.
These amounts due are offset by amounts paid to the seller under a network access fee agreement. The amounts due the seller are not secured by any assets of the Company.

         CompManagement leases a 70,000 square foot building in Dublin, Ohio. The lease restricts CompManagement's ability to distribute funds and/or assets to Health Power, Inc. or another affiliate unless CompManagement meets certain tangible net worth requirements.

         The Company believes that cash generated from continuing operations will be sufficient to fund its anticipated cash needs for working capital and expenditures for continuing operations for the next 12 months, including working capital requirements caused by the bank making demand for payment of the $1.5 million balance on the demand loan. As discussed above, the Company had a working capital deficit from continuing operations of $2.1 million as of December 31, 1999.

         DISCONTINUED OPERATIONS

         As previously described, on May 1, 1999, the certificate of authority of Health Power HMO was revoked by ODI for failure to meet statutory financial requirements. Since that time, and in accordance with the ODI revocation order, Health Power HMO has been winding-up its business under the supervision of ODI, but without judicial involvement. This windup is substantially complete, and Health Power HMO is in the process of distributing all of its assets in payment of the claims of its creditors. Health Power HMO anticipates that this distribution process will be completed by the end of April 2000. Health Power HMO will not have sufficient assets to pay the claims of all of its creditors. Health Power, Inc. believes that neither it nor any of its other subsidiaries are liable for any claims against Health Power HMO. Furthermore, Health Power, Inc. does not intend to fund, or cause any other subsidiary to fund, any deficits of Health Power HMO.

YEAR 2000 MATTERS

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. In the latter part of 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in its information and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems or those of its third party vendors. The Company will continue to monitor its computer applications throughout the current year to ensure that any latent Year 2000 matters that may arise are addressed promptly. The Company expensed less than $100,000 during 1999 in connection with its Year 2000 compliance efforts.

INFLATION

         The Company's operations are not significantly affected by inflationary pressures. Although inflation does affect salaries, employee benefits, and other operating expenses, after considering general inflationary trends, total revenues of the Company produced growth in real terms in 1999 and 1998. Revenues increased largely due to increased TPA and MCO services rather than increases in inflation.

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

POTENTIAL LEGAL ACTIONS RELATED TO HEALTH POWER HMO AND ITS DISCONTINUED OPERATIONS

        On May 1, 1999, the certificate of authority of Health Power HMO was revoked by ODI for failure to meet statutory financial requirements. Since that time, and in accordance with the ODI revocation order, Health Power HMO has been winding-up its business under the supervision of ODI, but without judicial involvement. This windup is substantially complete, and Health Power HMO is in the process of distributing all of its assets in payment of the claims of its creditors. However, Health Power HMO will not have sufficient assets to pay the claims of all of its creditors. Health Power, Inc. believes that neither it nor any of its other subsidiaries are liable for any claims against Health Power HMO. Furthermore, Health Power, Inc. does not intend to fund, or cause any other subsidiary to fund, any deficits of Health Power HMO. However, there can be no assurance that creditors of Health Power HMO will not initiate legal actions against Health Power, Inc. or any of its other subsidiaries seeking satisfaction of their unpaid claims against Health Power HMO. The legal fees and other costs of defending such legal actions could be significant. Furthermore, due to the fact-intensive nature of these actions and the unpredictability of courts in this area of the law, there can be no assurance that Health Power, Inc. or its other subsidiaries will be successful in defending any such legal actions. Any such legal actions having an unfavorable outcome to Health Power, Inc. or any of its other subsidiaries could have a material adverse affect on their financial condition and results of operations.

DEPENDENCE UPON HEALTH PARTNERSHIP PROGRAM

         Each of the Company's MCOs has a contract with OBWC enabling that MCO to participate in Ohio's Health Partnership Program. These contracts are each for a two-year term expiring on December 31, 2000. There can be no assurance that OBWC will renew either or both of these contracts when they expire. In addition, there can be no assurance that OBWC will not modify these contracts in the future in a manner unfavorable to the Company. Furthermore, OBWC may at any time initiate proceedings to decertify one of the Company's MCOs if that MCO fails to substantially perform its duties under its respective contract, and if such decertification occurs, the effected contract will automatically terminate. Finally, approximately 43% of the fees payable under these contracts are subject to the attainment of certain return to work measurements established in the contracts. There can be no assurance that the Company will be able to meet any or a significant portion of these performance measurements. These contracts account for all of the revenues associated with MCO services, which revenues were $18.5 million and $13.0 million in 1999 and 1998, respectively. For 1999 and 1998, the Company's MCO revenues represented approximately 48% and 52%, respectively, of the Company's consolidated revenues. The loss or unfavorable modification of these contracts or the failure to significantly satisfy the performance measurements under these contracts would have a material adverse effect on the Company's business, financial condition, and results of operations.

DEPENDENCE UPON GROUP RATING PROGRAM; GOVERNMENT REGULATION

         The Company is significantly dependent upon plans or programs administered by governmental agencies pursuant to state statutes and regulations. In particular, the Company is significantly dependent on Ohio's group rating program and, as described above, Ohio's Health Partnership Program. The Company provides TPA services for group rating plans for approximately 100 trade associations, which include approximately 17,920 employers. Each association and employer administrative agreement is typically for a one-year service period. The Company's MCOs are subject to extensive regulation by OBWC relating to their operations. Any changes to Ohio's statutes or regulations applicable to group rating plans or the Health Partnership Program, or interpretations of these statutes and regulations by OBWC, could have a material adverse effect upon the revenues and operations of the Company. The Company believes that its continuing operations are presently in compliance, in all material respects, with all laws, regulations and certification requirements applicable to such operations. However, there can be no assurance that the Company will be able to continue to maintain required regulatory authority or that regulatory changes will not have an adverse impact on the Company in the future.

RISKS ASSOCIATED WITH ACQUISITIONS

         During the past year the Company has invested, and may continue to invest, a substantial amount of capital for acquisitions. Acquisitions involve numerous risks, including the failure to retain key employees and contracts and the inability to integrate businesses without material disruption. In addition, some competitors of the Company have similar acquisition strategies. There can be no assurance that any future acquisitions will be successfully integrated into the Company's operations, that competition for acquisitions will not intensify, or that the Company will be able to complete such acquisitions on acceptable terms and conditions. In addition, the costs of unsuccessful acquisition efforts may adversely affect the Company's results of operations.

COMPETITION

         The workers' compensation cost containment and medical management industry is highly fragmented and competitive, and the intensity of competition can be expected to increase. In Ohio, the market share in this industry is concentrated among a few companies, including the Company. The

Company's primary competitors in Ohio are several TPAs and/or MCOs which offer one or more services similar to those offered by the Company and numerous independent companies, typically operated on a regional basis. Some of the Company's competitors are significantly larger and have greater financial and marketing resources than the Company. Although the Company believes its specialization in the workers' compensation area, breadth of services, attention to customer service, and independence from insurance carriers will enable it to compete successfully, there can be no assurance that the Company will be able to compete effectively against existing competitors or that additional competitors will not enter the Company's areas of operations in the future.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

         The Company's primary market risk exposure is to changes in the level or volatility of interest rates primarily due to its borrowing activities. The Company's interest rate risk arises primarily due to a variable rate demand note owed to a bank. The Company currently has fixed rate financial instruments entered into in connection with certain acquisitions. The Company does not expect changes in interest rates to have a material impact on projected cash flows of the Company.

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

Interest Rate Risk Management

This table presents descriptions of the financial instruments that are held by the Company at December 31, 1999, and which are sensitive to changes in interest rates. The Company does not use derivative financial instruments to manage interest rate risk and does not enter into derivative financial instrument transactions for speculative purposes.

The table presents principal calendar year cash flows that exist by maturity date and the related average interest rate. The variable rates are estimated based on the prime rate.

All amounts are reflected in U.S. Dollars (thousands).

                                                                                                                           FAIR
                              2000          2001        2002       2003          2004         2005          TOTAL          VALUE
Long Term Debt
  Variable rate            $1,500,000                                                                     $1,500,000      $1,500,000
  Average interest rate          8.75%                                                                          8.75%

  Fixed rate               $1,165,000     $500,000    $463,000    $429,000     $397,000     $84,000       $3,038,000       3,002,000
  Average interest rate          8.00%        8.00%       8.00%       8.00%        8.00%       8.00%            8.00%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


HEALTH POWER, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED
DECEMBER 31, 1999, 1998 AND 1997
AND SUPPLEMENTAL FINANCIAL
INFORMATION FOR THE YEAR ENDED
DECEMBER 31, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders
Health Power, Inc.
Columbus, Ohio


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Health Power, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




March 8, 2000

                                              /s/ PricewaterhouseCoopers LLP
                                              ------------------------------

HEALTH POWER, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                1999                1998
                                                             -----------        -----------
                             ASSETS

Current assets:
    Cash and cash equivalents                                $ 6,815,578        $ 9,202,654
    Accounts receivable, net                                   4,094,365          5,671,074
    Prepaid expenses and other                                   332,988            239,900
    Current assets of discontinued operations                  4,273,765          5,566,639
    Deferred income taxes                                      2,107,984             80,669
                                                             -----------        -----------

        Total current assets                                  17,624,680         20,760,936
                                                             -----------        -----------

Property and equipment:
    Leasehold improvements                                       198,810            188,068
    Furniture, equipment and software                          5,886,343          3,974,319
                                                             -----------        -----------

                                                               6,085,153          4,162,387

      Less accumulated depreciation                            2,195,916          1,230,973
                                                             -----------        -----------

                                                               3,889,237          2,931,414
                                                             -----------        -----------

Goodwill (net of accumulated amortization of $392,560
    and $0 for 1999 and 1998, respectively)                    9,510,984          5,526,736
Noncurrent assets of discontinued operations                           -          1,403,344
Deposits and other assets                                        553,371             46,905
                                                             -----------        -----------

        Total assets                                         $31,578,272        $30,669,335
                                                             ===========        ===========

CONTINUED
                                      - 2 -

HEALTH POWER, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                       1999                 1998
                                                                   ------------         ------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Deferred revenues                                               $10,527,550          $ 8,378,113
    Accounts payable                                                  1,023,945            1,323,684
    Taxes payable                                                       215,215            2,788,701
    Current liabilities of discontinued operations                    6,734,980            9,163,635
    Accrued expenses and other current liabilities                      965,476              160,442
    Current portion of capital lease obligations                         99,133                   --
    Current portion of notes payable                                  2,665,403            3,526,736
                                                                    -----------          -----------

        Total current liabilities                                    22,231,702           25,341,311
                                                                    -----------          -----------

Notes payable                                                         1,873,443            2,000,000
Capital lease obligations                                               213,017                   --
Deferred income taxes                                                   224,131              222,481
                                                                    -----------          -----------

        Total liabilities                                            24,542,293           27,563,792
                                                                    -----------          -----------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par value of $.01 per share, 5,000,000
      shares authorized; none issued                                         --                   --
    Common stock, par value of $.01 per share, 10,000,000
      shares authorized; 3,853,719 and 3,834,829 shares
      issued and outstanding, respectively                               38,537               38,348
    Additional paid-in capital                                       10,854,153           10,809,475
    Accumulated deficit                                              (3,856,711)          (7,742,280)
                                                                    -----------          -----------

        Total stockholders' equity                                    7,035,979            3,105,543
                                                                    -----------          -----------

        Total liabilities and stockholders' equity                  $31,578,272          $30,669,335
                                                                    ===========          ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

HEALTH POWER, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                 1999                 1998                 1997
                                                             ------------         ------------         ------------
Contract revenues                                             $38,262,363          $24,861,454          $22,182,644
                                                              -----------          -----------          -----------

General and administrative expenses                            35,042,691           21,271,804           16,558,530
                                                              -----------          -----------          -----------

     Income from operations                                     3,219,672            3,589,650            5,624,114

Interest (expense) income and other, net                         (223,527)             444,290              531,919
                                                              -----------          -----------          -----------

     Income from continuing operations
       before income taxes                                      2,996,145            4,033,940            6,156,033

Federal, state and local income tax benefit (expense)           1,539,329           (1,570,204)          (2,324,163)
                                                              -----------          -----------          -----------

Income from continuing operations                               4,535,474            2,463,736            3,831,870

Discontinued operations
   Loss from discontinued operations (net of
     tax (expense) benefits of $0, $(1,030,443), and
     $3,965,073, respectively)                                         --           (4,902,232)            (818,082)
   Loss on disposal of discontinued operations;
     including $114,591 and $607,000 for operating losses
     during phase-out period in 1999 and 1998 (net of tax
     (expense) of ($535,314) and $0, respectively)               (649,905)          (1,613,493)                  --
                                                              -----------          -----------          -----------

         Net income (loss)                                    $ 3,885,569          $(4,051,989)         $ 3,013,788
                                                              ===========          ===========          ===========

Earnings per share (basic and diluted):
   Income from continuing operations, per share               $      1.18          $       .64          $      1.00
   Loss from discontinued operations, per share                      (.17)               (1.70)                (.21)
                                                              -----------          -----------          -----------

Net income (loss) per share                                   $      1.01          $     (1.06)         $       .79
                                                              ===========          ===========          ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

HEALTH POWER, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                  COMMON STOCK              ADDITIONAL                               TOTAL
                                            ------------------------         PAID-IN           ACCUMULATED        STOCKHOLDERS'
                                             SHARES          AMOUNT           CAPITAL            DEFICIT             EQUITY
                                            ---------        -------        -----------        -----------         -----------
Balance at December 31, 1996                3,810,331        $38,104        $10,711,292        $(6,230,815)        $ 4,518,581

    Issuance of common stock--
      director stock award plan                10,167            101             32,351                 --              32,452

    Net income                                     --             --                 --          3,013,788           3,013,788
                                            ---------        -------        -----------        -----------         -----------

Balance at December 31, 1997                3,820,498         38,205         10,743,643         (3,217,027)          7,564,821

    Issuance of common stock--
      director stock award plan
      and exercise of stock options            14,331            143             65,832                 --              65,975

    Excess of liabilities assumed in
      acquisition                                  --             --                 --           (473,264)           (473,264)

    Net loss                                       --             --                 --         (4,051,989)         (4,051,989)
                                            ---------        -------        -----------        -----------         -----------

Balance at December 31, 1998                3,834,829         38,348         10,809,475         (7,742,280)          3,105,543

    Issuance of common stock--
      director stock award plan                18,890            189             44,678                 --              44,867

    Net income                                     --             --                 --          3,885,569           3,885,569
                                            ---------        -------        -----------        -----------         -----------

Balance at December 31, 1999                3,853,719        $38,537        $10,854,153        $(3,856,711)        $ 7,035,979
                                            =========        =======        ===========        ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

HEALTH POWER, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                 1999                 1998                 1997
                                                                             ------------         ------------         ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net income from continuing operations                                    $  4,535,474         $  2,463,736         $  3,831,870
    Adjustments to reconcile net income to net cash
      provided by operating activities of
      continuing operations:
        Depreciation and amortization                                           1,357,504              431,031              228,952
        (Increase) decrease in deferred income taxes                           (2,025,665)              49,479               45,400
        Issuance of common stock for director stock award plan                     44,867               65,975               32,452
        Changes in current assets and current liabilities
           of continuing operations:
             Accounts receivable                                                  558,326            1,580,777           (3,152,377)
             Prepaid expenses and other                                           (99,554)             181,143             (193,611)
             Deferred revenues                                                  2,149,437            4,715,345             (530,138)
             Accounts payable                                                    (527,701)            (481,731)             435,315
             Taxes payable                                                     (2,573,486)            (648,983)           2,009,209
             Accrued expenses and other liabilities                               805,034              (99,683)              95,578
                                                                             ------------         ------------         ------------
               Cash provided by continuing operating activities                 4,224,236            8,257,089            2,802,650
               Cash provided by (used in) discontinued operations                  62,530           (4,954,610)          (6,515,633)
                                                                             ------------         ------------         ------------
                  Net cash provided by (used in) operating activities           4,286,786            3,302,479           (3,712,983)
                                                                             ------------         ------------         ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment, net                                    (1,061,704)            (869,173)          (1,230,105)
    Acquisition of businesses, net of cash acquired                            (1,610,576)          (2,647,087)                  --
    Deposits and other assets                                                    (500,000)             495,379             (497,658)
                                                                             ------------         ------------         ------------
      Cash used in continuing operations                                       (3,172,280)          (3,020,881)          (1,727,763)
      Cash provided by (used in) discontinued operations                        1,102,591                5,088              (60,411)
                                                                             ------------         ------------         ------------
                  Net cash used in investing activities                        (2,069,689)          (3,015,793)          (1,788,174)
                                                                             ------------         ------------         ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Payment of notes payable                                                   (3,008,353)                  --                   --
    Payment of capital lease obligations                                          (48,335)                  --                   --
    Proceeds from note payable                                                         --            3,000,000                   --
    Restricted cash                                                            (4,058,980)                  --                   --
                                                                             ------------         ------------         ------------
                  Net cash (used in) provided by financing activities          (7,115,668)           3,000,000                   --
                                                                             ------------         ------------         ------------

Net (decrease) increase in cash and cash equivalents                           (4,898,591)           3,286,686           (5,501,157)

Cash and cash equivalents, beginning of year                                   11,714,169            8,427,483           13,928,640
                                                                             ------------         ------------         ------------

Cash and cash equivalents, end of year                                       $  6,815,578         $ 11,714,169         $  8,427,483
                                                                             ============         ============         ============

           SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid                                                            $         --         $         --         $    309,838
                                                                             ============         ============         ============
Issuance of promissory notes for acquisitions                                $  3,038,846         $  2,526,736         $         --
                                                                             ============         ============         ============
Interest paid                                                                $    375,085         $         --         $         --
                                                                             ============         ============         ============
Capital lease obligations                                                    $    360,485         $         --         $         --
                                                                             ============         ============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

1.       DESCRIPTION OF OPERATIONS

         Health Power, Inc. (the Company) is a Delaware holding company that provides full-service workers' and unemployment compensation consulting services through its CompManagement, Inc. (CompManagement) subsidiary to employers primarily located in the State of Ohio. Effective March 1, 1997, CompManagement Health Systems, Inc., a subsidiary of CompManagement, began operations as a managed care organization (MCO) for the Ohio Bureau of Workers' Compensation (OBWC). Effective December 31, 1998, CompManagement purchased M&N Risk Management, Inc. and M&N Enterprise, Inc., companies providing compensation consulting services. Effective July 16, 1999, CompManagement Health Systems, Inc. purchased the MCO assets of Anthem Managed Comp, a division of Anthem Insurance Company.

         The Company also operated Health Power HMO, Inc. (HPHMO), a health maintenance organization (HMO), in and around the Columbus, Cincinnati and Dayton, Ohio areas for Medicaid recipients primarily enrolled in the Ohio Works First/Healthy Start (OWF) programs, as well as for commercial members. HPHMO ceased business operations effective April 30, 1999.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following is a summary of significant accounting policies followed in preparation of these consolidated financial statements:

         Basis of presentation. The accompanying consolidated financial statements are presented in accordance with generally accepted accounting principles (GAAP) and reflect the reclassification of the HMO segment as discontinued operations for all periods presented. Assets and liabilities of the discontinued operations are shown separate from the continuing operations in the consolidated balance sheet. The results of discontinued operations have been adjusted for the effect of the allocation of certain general corporate overhead costs associated with continuing operations. All intercompany balances and transactions have been eliminated in consolidation.

         Unless otherwise stated, the notes to the financial statements disclose information related to continuing operations. See note 14 for disclosure of discontinued operations and related notes.

         Cash and cash equivalents. For purposes of the consolidated statements of cash flows, the Company classifies investments with original maturities of three months or less as cash equivalents. Restricted cash balances of HPHMO of $4,058,980 at December 31, 1999 have been included in current assets of discontinued operation.

         Property and equipment. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:


              Computer equipment                       3-5 years
              Furniture and fixtures                  5-10 years
              Office equipment                         5-7 years
              Leasehold improvements                 10-20 years

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

         Expenditures for major betterments are capitalized, and expenditures for repairs and maintenance are charged to operations, as incurred. When property and equipment are retired or sold, the cost and related accumulated depreciation and amortization are removed from the accounts, with any gain or loss reflected in operations. Depreciation expense was $964,943, $431,031 and $228,952 for 1999, 1998 and 1997,
         respectively.

         Goodwill. The Company records goodwill for the excess of cost over fair value of net assets acquired. Goodwill is amortized on a straight-line basis over a twenty year period. Goodwill is evaluated periodically as events or circumstances indicate a possible inability to recover their carrying amount.

         Revenues. Contract revenues are derived from claims management, administrative, consulting services and managed care administration services which are recorded as earned based on the requirements and duration of the related contract. Revenue from the managed care administration services are recognized on a monthly basis based on the contracted administrative fee with the OBWC. In addition, contract revenue is recorded for certain incentive awards when the claims are processed to which the incentive is related and a bonus award is recorded in the year earned. Revenue on certain contracts has been deferred and is recognized in income on a pro rata basis over the related contract periods, which typically range between 3 and 12 months. Commission expense associated with these contracts is also deferred and recognized as an expense on a pro rata basis over the related contract periods. For services related to group rating contracts, fees are paid to the group's sponsor and netted against contract revenues. Contract revenues received in advance are included in deferred revenues.

         Income taxes. Income taxes are accounted for on the liability method. Under this method, deferred income tax assets and liabilities are recognized for the tax consequences of differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities by applying enacted statutory tax rates applicable to future years. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

         Stock-based compensation. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations in accounting for its stock-based compensation plans in the accompanying financial statements. The Company applies the disclosure requirements of Statement of Financial Accounting Standards
         (SFAS) No. 123, Accounting for Stock-Based Compensation (see Note 10).

         The Company provides a director stock award plan to non-employee directors of Health Power, Inc., Health Power HMO, Inc. and CompManagement, Inc. Under this plan, the directors elect percentages of their directors' fees to be paid in cash or in stock of Health Power, Inc. Payment of the directors' fees is made subsequent to attendance of the respective meetings. Under this plan, the Company issued 18,890, 13,831, and 10,167 shares of common stock with a market value of $44,867, $65,975 and $32,452 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company records the expense in the year the stock is earned.

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

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

         Earnings per share. Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share is computed based on the weighted average number of shares outstanding during the period adjusted for common stock equivalents that are dilutive during the period.

         Reclassifications. Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation.

3.       ACQUISITIONS

         On December 31, 1998, the Company's subsidiary CompManagement acquired M&N Risk Management, Inc. and M&N Enterprise, Inc. (collectively "M&N") in a transaction accounted for under the purchase method of accounting. CompManagement purchased 100% of the issued and outstanding shares of capital stock of M&N for a purchase price of $6,000,000 with the provision for adjustment based on the closing net equity of M&N. Funding for the acquisition was provided by a $3,000,000 demand note with a financial institution and $2,526,736 in a promissory note payable to the seller of M&N. At the time of acquisition, M&N had $5,451,165 in total assets and $5,924,429 in total liabilities, which have been included in the accompanying consolidated financial statements. At December 31, 1998, the Company recognized a reduction in the promissory note due the seller of M&N of $473,264 and a reduction in shareholder's equity for the net liabilities of M&N. The Company also recorded goodwill of $5,526,736 as a result of the application of purchase accounting.

         The purchase price of M&N was allocated as follows:

               Accounts receivable                             $ 3,635,212
               Deferred tax and other assets                     2,031,375
               Goodwill                                          5,624,392
               Accounts payable and accrued liabilties          (2,600,281)
               Deferred revenue                                 (3,163,962)
                                                               -----------

                   Total purchase price                        $ 5,526,736
                                                               ===========

         The agreement to acquire M&N included a guarantee of the collectablility of certain accounts receivable. During 1999, approximately $1,018,383 of accounts receivable were deemed uncollectible by the Company. Accordingly, the Company has recognized a reduction in accounts receivable purchased and a corresponding reduction in the note due to the seller.

         On July 16, 1999, CompManagement Health Systems completed the acquisition of the MCO assets of Anthem Managed Comp (AMC), a workers' compensation managed care organization operating as a division of a wholly-owned subsidiary of Anthem Insurance Companies, Inc. The acquired assets are operated as a division of CompManagement Health Systems under the name "Integrated Comp." The aggregate purchase price for the asset acquisition was $4,649,423. The Company paid approximately $1,610,000 of cash at closing and the remaining balance of $3,038,846 will be paid over a five-year period.

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

         The acquisition has been accounted for under the purchase method. The purchase price has been allocated as follows:

               Property and equipment                           $  500,576
               Goodwill                                          4,279,152
               Accounts payable                                   (130,305)
                                                                ----------

                                                                $4,649,423
                                                                ==========

         The following summarizes the pro forma results of continuing operations for the years ended December 31, 1999 and 1998 as if M&N and AMC had been acquired at the beginning of each period presented (unaudited):

                                                                          YEARS ENDED DECEMBER 31,
                                                                       ------------------------------
                                                                           1999              1998
                                                                       -----------        -----------

               Contract revenue                                        $46,530,280        $46,912,254

               Income from continuing operations                       $ 2,990,001        $   305,393

                   Income from continuing operations,
                     per share (basic and diluted)                     $       .78     $          .08

         The pro forma information, as presented above, is not necessarily indicative of the results which would have been obtained had the transactions occurred at January 1, 1998, nor is it indicative of future results.

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

4.       ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following at December 31:

                                                                  1999               1998
                                                               ----------         ----------
               Contract receivables                            $4,352,273         $5,603,036
               Other                                              315,756            429,995
                                                               ----------         ----------

                                                                4,668,029          6,033,031

                    Less allowance for doubtful accounts         (573,664)          (361,957)
                                                               ----------         ----------

                                                               $4,094,365         $5,671,074
                                                               ==========         ==========


         The Company maintains an allowance for doubtful accounts when the receivable is estimated to be uncollectible.

5.       NOTES PAYABLE

         Notes payable at December 31, 1999 and 1998 were as follows:


                                                                                   1999               1998
                                                                               -----------         -----------
               Note payable to a bank, with interest payable monthly
                   at the prime rate (8.75% and 7.75% at
                   December 31, 1999 and 1998, respectively), due
                   on demand                                                   $ 1,500,000         $ 3,000,000

               Note payable to the parent company of M&N with
                   interest at 7% due in annual installments
                   through December 31, 2001                                            --           2,526,736

               Note payable to AMC with interest imputed at 8%,
                   due in annual installments of principle and interest
                   through May 31, 2004                                          3,038,846                  --
                                                                               -----------         -----------
                                                                                 4,538,846           5,526,736
                     Less current portion                                       (2,665,403)         (3,526,736)
                                                                               -----------         -----------

                     Notes payable--noncurrent                                 $ 1,873,443         $ 2,000,000
                                                                               ===========         ===========


         The fair value of the note payable to a bank approximates the carrying amount at December 31, 1999 and 1998 since its interest rate is based on recent market rates. At December 31, 1998, the fair value approximated the carrying amount of the note payable to the parent Company of M&N as the note originated on that date. The fair value of the note payable to AMC at December 31, 1999, based on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments, was $3,002,000.

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

         Maturities of notes payable at December 31, 1999 are as follows:

               2000                                                $2,665,403
               2001                                                   500,165
               2002                                                   463,116
               2003                                                   428,811
               2004                                                   397,047
               Thereafter                                              84,304
                                                                   ----------
                                                                   $4,538,846
                                                                   ==========

6.       COMMITMENTS

         CompManagement is party to employment agreements with certain employees. The agreements call for certain levels of commission expense to be paid by CompManagement to these individuals for selected contract revenue earned over the terms of their agreements. In 1997, CompManagement and CompManagement Health Systems amended the above employment agreements to include certain commissions to be paid to these employees. These agreements expired on December 31, 1999. In March, 2000 new employment agreements with certain employees were approved by the Board of Directors. These agreements extend the commission arrangements through December 31, 2002. Total commission expense paid in 1999, 1998 and 1997 in connection with these agreements was approximately $497,000, $668,000 and $2,050,000, respectively.

7.       INCOME TAXES

         The Company and its subsidiaries file a consolidated federal income tax return.

         Income tax benefit (expense) for the years ended December 31, 1999, 1998 and 1997 consists of the following:


                                                  1999                1998                1997
                                              -----------         -----------         -----------
               Current                         $ (773,954)        $  (317,695)        $  (549,692)
               Deferred                         1,777,969          (2,282,952)          2,190,602
                                               ----------         -----------         -----------

                                               $1,004,015         $(2,600,647)        $ 1,640,910
                                               ==========         ===========         ===========


         Income tax benefit (expense) is included in the financial statements as follows:

                                                  1999                1998                1997
                                              -----------         -----------         -----------
               Continuing operations           $1,539,329         $(1,570,204)        $(2,324,163)
               Discontinued operations           (535,314)         (1,030,443)          3,965,073
                                               ----------         -----------         -----------

                                               $1,004,015         $(2,600,647)        $ 1,640,910
                                               ==========         ===========         ===========

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

         The significant components of the deferred tax benefit (expense) for the years ended December 31, 1999, 1998 and 1997 were as follows:


                                                                  1999                 1998               1997
                                                               -----------         -----------         -----------
               Deferred tax expense from
                   change in temporary differences             $(1,034,973)        $   529,990          $ (266,447)
               Reversal (establishment) of
                   valuation allowance                           2,812,942          (2,812,942)          2,457,049
                                                               -----------         -----------          ----------

                                                               $ 1,777,969         $(2,282,952)         $2,190,602
                                                               ===========         ===========          ==========

         A reconciliation of the Company's income tax benefit (expense) for continuing operations from the statutory tax expense is as follows:

                                                                        1999                 1998               1997
                                                                     -----------         -----------         -----------
               Federal income tax expense
                   at the statutory rate                             $(1,030,298)        $(1,295,258)        $(1,979,787)
               State and local income taxes, net
                   of federal tax expense                               (215,028)           (234,482)           (359,040)
               Business meals and other temporary differences            (28,287)            (40,464)            (45,673)
               Reversal of valuation allowance                         2,812,942                  --              61,337
                                                                     -----------         -----------         -----------

                     Effective tax expense                           $ 1,539,329         $(1,570,204)        $(2,323,163)
                                                                     ===========         ===========         ===========

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

         The components of the net deferred tax asset (liability) as of December 31, 1999 and 1998 were as follows:

                                                                    1999               1998
                                                                -----------         -----------
               Deferred tax assets:
                   Bad debt expense                              $  231,181         $    83,802
                   Deferred contract revenue                         12,331              24,660
                   Goodwill                                          15,275                  --
                   Health care costs payable                        142,060             326,128
                   Membership acquisition                                --           1,471,667
                   Tax Credit carryforward                          239,857             239,857
                   Net operating loss carryforward                1,601,090             247,808
                   Provision for discontinued operations             64,438             548,588
                   Prepaid expenses                                     643                  --
                   Other                                             11,824              22,484
                                                                 ----------         -----------

                                                                  2,318,699           2,964,994
                                                                 ----------         -----------

               Deferred tax liabilities:
                   Property and equipment                           300,144             252,942
                   Prepaid expenses                                 133,639              38,796
                   Other                                              1,063               2,126
                                                                 ----------         -----------

                                                                    434,846             293,864
                                                                 ----------         -----------

               Net deferred tax asset before valuation
                     allowance                                    1,883,853           2,671,130
               Valuation allowance                                       --          (2,812,942)
                                                                 ----------         -----------

                     Net deferred tax asset (liability)          $1,883,853         $  (141,812)
                                                                 ==========         ===========
               Current deferred tax asset                        $2,107,984         $    80,669
               Noncurrent deferred tax liability                   (224,131)           (222,481)
                                                                 ----------         -----------
                                                                 $1,883,853         $  (141,812)
                                                                 ==========         ===========

         At December 31, 1999, the Company had the following tax credit and net operating loss carryforwards available:


                      EXPIRATION                  TAX
                        DATES                   CREDITS
                    -------------              --------
                    No expiration             $  239,857


                                                  NET
                                               OPERATING
                                                LOSSES
                                              ----------

                     2008                     $  561,000
                     2009                     $4,532,000

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

8.       CAPITAL LEASE OBLIGATIONS

         The Company leases computer equipment under an agreement which is classified as a capital lease. Equipment subject to capital leases with a cost of $360,485 and accumulated depreciation of $48,335 at December 31, 1999 is included in property and equipment. At December 31, 1999, future minimum lease payments under the capital lease obligations for the periods ending December 31 are as follows:

               2000                                                                 $108,146
               2001                                                                  108,146
               2002                                                                  108,146
               2003                                                                   58,578
                                                                                    --------
                   Total minimum lease payments                                      383,016
                   Amounts representing interest                                     (70,866)
                                                                                    --------
               Present value of minimum lease payments                              $312,150
                                                                                    ========

9.       OPERATING LEASES

         The Company leases a 70,000 square foot office building in Dublin, Ohio that is used as its principal office facilities. The lease for the building is for a term of 15 years, which began in 1997, provides for annual rent payments and requires the Company to pay all operating expenses for the building. The lease also provides for three renewal options of five years each, an option to purchase the building between the fourth and fifth years of the lease term at a price determined under a formula based on the rentable and unimproved square footage of the building, and a right of first offer to purchase the building before the Landlord enters into a contract to sell the building to a third-party. The lease restricts CompManagement, Inc. from paying a dividend, or otherwise distributing funds or assets outside the ordinary course of business to Health Power, Inc. or another affiliate unless CompManagement, Inc. meets certain tangible net worth requirements. The Company also leases office space in Akron, Cincinnati, Cleveland, and Toledo, Ohio; Seattle, Washington; Charleston, West Virginia; Lexington, Kentucky; and Indianapolis, Indiana. These spaces are used as regional offices and service centers for its operations.

         At December 31, 1999, future minimum rental payments under the operating leases are as follows:

               2000                                                               $ 2,854,182
               2001                                                                 2,389,525
               2002                                                                 2,234,045
               2003                                                                 1,845,798
               2004                                                                 1,649,097
               Thereafter                                                          10,063,546
                                                                                  ------------
                                                                                  $21,036,193
                                                                                  ===========


         Rental expense was approximately $2,564,137, $1,579,786 and $876,813, for 1999, 1998 and 1997, respectively.

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

10.      STOCK OPTIONS AND AWARDS

         Stock-based compensation plans. The Company sponsors various stock-based incentive compensation plans (the Plans) for directors and eligible employees.

         Under the Plans, the Company is authorized to issue shares of common stock pursuant to "awards" granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options, and other similar stock-based awards for up to 400,000 common shares of the Company. The Company granted stock options in 1999, 1998 and 1997 under the Plans in the form of incentive stock options and nonqualified stock options. The Company is authorized to issue 55,000 shares of common stock under the 1996 directors' stock award plan. In February 1998, the Company registered 180,000 shares of common stock under an executive stock option plan.

         Employee and director stock options. The Company granted market price stock options in 1999, 1998 and 1997 to employees and directors. The stock options granted in 1999, 1998 and 1997 have terms of 10 years. The options granted to directors were vested immediately on the grant date. The options granted to employees vest at the rate of 25% per year on each of the first four anniversaries of the date of grant. Options granted to various executives vest 100% at the end of six years (subject to acceleration to a two-year period depending on the performance of the Company or at the discretion of the Compensation Committee). Options are granted at the fair market value of common stock at the date of grant. Accordingly, the Company has not recognized any compensation cost for these stock options granted in 1999, 1998 and 1997.

         A summary of the status of the Company's director and employee stock options, and the changes during the years is presented below:

                                                  1999                          1998                         1997
                                       --------------------------     ------------------------     -------------------------
                                                         WEIGHTED                     WEIGHTED                      WEIGHTED
                                       # SHARES OF       AVERAGE      # SHARES OF     AVERAGE      # SHARES OF      AVERAGE
                                        UNDERLYING       EXERCISE      UNDERLYING     EXERCISE      UNDERLYING      EXERCISE
                                         OPTIONS          PRICES        OPTIONS        PRICES        OPTIONS         PRICES
                                         -------           -----        -------        ------         -------        ------
Outstanding at beginning of year         249,789           $8.16        244,781        $ 9.36         204,615        $11.49

    Granted                               29,182            2.84         59,078          4.42          78,788          3.92

    Exercised                                 --              --             --            --              --            --
    Forfeited                             10,951            6.95         53,070         11.41          26,077          9.02
    Expired                                5,034            4.72          1,000         10.57          12,545         11.89

Outstanding at the end of year           262,986            7.69        249,789          8.16         244,781          9.36

Exercisable at end of year               133,797            9.94        122,092         10.77          95,124         11.52

Weighted-average fair value of
    options granted during year                            $1.65                       $ 2.33                        $ 1.83


HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1999, 1998 and 1997, respectively: no dividend yield for all years; risk-free interest rates are different for each grant and range from 5.06% to 6.73%; the expected lives of options are estimated to be five years; and a volatility of 59.81% for 1999 grants, 50.20% for 1998 grants, and 41.97% for 1997 grants.

         The following table summarizes information about director and employee stock options outstanding at December 31, 1999

                                                        OPTIONS
                                                      OUTSTANDING                         OPTIONS EXERCISABLE
                                                       WEIGHTED                       --------------------------
                                                        AVERAGE        WEIGHTED                         WEIGHTED
                                       NUMBER          REMAINING       AVERAGE          NUMBER          AVERAGE
                    RANGE OF         OUTSTANDING      CONTRACTUAL      EXERCISE       EXERCISABLE       EXERCISE
                EXERCISE PRICES      AT 12/31/99         LIFE           PRICE         AT 12/31/99        PRICE
                ---------------      -----------      -----------      --------       -----------       --------
               $2.44 to 4.00           126,583           7.67          $ 3.65            32,202          $ 3.74

               $7.00 to 9.00            63,668           7.37            5.92            28,860            7.91

               $11.00 to 15.31          72,735           4.88           13.49            72,735           13.49
                                       -------           ----          ------           -------          ------

               $2.44 to $15.31         262,986           6.82          $ 7.69           133,797          $ 9.94
                                       =======           ====          ======           =======          ======


         ProForma net income and net income per common share. Had the compensation cost for the Company's stock-based compensation plans been determined in accordance with SFAS No. 123, the Company's net income and net income per common share for 1999, 1998 and 1997 would approximate the pro forma amounts below:

                                               AS                             AS                           AS
                                            REPORTED       PROFORMA        REPORTED       PROFORMA       REPORTED        PROFORMA
                                            12/31/99       12/31/99        12/31/98       12/31/98       12/31/97        12/31/97
                                           ----------     ----------      ----------     ----------     ----------      ----------
               Net income (loss)           $3,885,569     $3,816,592     $(4,051,989)   $(4,084,216)    $3,013,788      $2,904,414

               Net income (loss) per
                   common share, diluted         1.01           0.99           (1.06)         (1.07)          0.79            0.76


         The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995.

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

11.      EMPLOYEE BENEFITS PLANS

         The Company maintains 401(k) plans for its employees meeting certain age requirements and completing six months to one year of employment. Qualifying employees may contribute a percentage of their compensation to the plans. The Company matches a portion of the employee contributions based on the terms of the plan agreement. The Company's matching contributions to the 401(k) plans were approximately $237,854, $79,803 and $50,332 for 1999, 1998 and 1997, respectively, for employees of the continuing operations and approximately $6,793, $3,438 and $5,976 for 1999, 1998 and 1997, respectively for employees of the discontinued operations.

12.      SEGMENT REPORTING

         The Company has two reportable segments for its continuing operations: consulting services and managed care services, which were determined based upon its method of internal reporting. Each segment of the Company is managed separately. The consulting services segment offers workers' and unemployment compensation consulting services. The managed care services segment administers workers' compensation claims for the OBWC and began operations March 1, 1997. The Company also has an other segment which derives its revenues from management fees and interest income. Segment assets of the other segment includes assets of the discontinued operations of HPHMO.

         The accounting policies of the segments are the same as those described in Note 2 " Summary of Significant Accounting Policies". Segment data includes intercompany revenues, as well as a charge for allocating corporate expenses to each of its segments. Such amounts have been included in the elimination column to reconcile to consolidated totals.

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                     1999
                                             ------------------------------------------------------------------------------------
                                             MANAGED CARE       CONSULTING
                                               SERVICES          SERVICES           OTHER          ELIMINATIONS         TOTAL
                                             ------------      ------------      ------------      ------------      -----------
Revenues to unaffiliated customers           $ 18,516,431      $ 19,745,932      $         --      $         --      $ 38,262,363
Intercompany revenues                                  --                --         1,332,013        (1,332,013)               --
Salaries and benefits                          11,070,947        10,583,518           907,535          (807,535)       21,754,465
Depreciation and amortization expense             453,009           878,205            26,289                --         1,357,507
Interest (expense) income and other, net          (97,720)         (128,965)          123,755          (120,597)         (223,523)
Income before taxes                               362,201         2,900,320          (266,376)               --         2,996,145
Income tax benefit (expense)                     (155,309)        1,696,467            (1,829)               --         1,539,329
Net income (loss)                                 206,892         4,596,787          (382,796)               --         4,535,474
Identifiable assets                            14,330,904        25,028,891        15,931,233       (23,712,756)       31,578,272

                                             ------------------------------------------------------------------------------------
                                                                                      1998
                                             ------------------------------------------------------------------------------------
Revenues to unaffiliated customers           $ 12,962,611      $ 11,898,843      $         --      $         --      $ 24,861,454
Intercompany revenues                                  --                --         2,425,500        (2,425,500)               --
Salaries and benefits                           7,437,574         6,057,233         1,385,806        (1,235,806)       13,644,807
Depreciation expense                              185,249           220,475            25,307                --           431,031
Interest income and other, net                    123,837           298,237         8,488,344        (8,466,128)          444,290
Income before taxes                             1,458,103         2,590,998         8,451,271        (8,466,432)        4,033,940
Income tax (expense) benefit                     (626,308)       (1,031,431)           87,535                --        (1,570,204)
Net income                                        831,795         1,599,566         8,498,807        (8,466,432)        2,463,736
Identifiable assets                             3,682,746        21,708,398        13,020,667        (7,742,476)       30,669,335

                                             ------------------------------------------------------------------------------------
                                                                                      1997
                                             ------------------------------------------------------------------------------------
Revenues to unaffiliated customers           $ 11,269,270      $ 10,913,374      $         --      $         --      $ 22,182,644
Intercompany revenues                                  --                --         2,970,070        (2,979,070)               --
Salaries and benefits                           5,495,032         5,411,519         1,516,192        (1,600,192)       10,852,551
Depreciation expense                               74,176           139,552            15,224                --           228,952
Interest income and other, net                         --           216,609         2,975,993        (2,660,683)          531,919
Income before taxes                             3,077,625         3,051,410         2,687,681        (2,660,683)        6,156,033
Income tax (expense) benefit                   (1,197,864)       (1,208,225)           81,926                --        (2,324,163)
Net income                                      1,879,761         1,843,185         2,769,607        (2,660,683)        3,831,870
Identifiable assets                             4,615,448         5,406,046        27,073,702       (14,746,388)       22,348,808

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


13.      SUPPLEMENTAL DISCLOSURES FOR EARNINGS PER SHARE


                                                                                 1999               1998                1997
                                                                             -----------         -----------         -----------
               Basic:
                   Earnings:
                     Income from continuing operations                        $4,535,474         $ 2,463,736          $3,831,870
                     Less:  Loss from discontinued operations                   (649,905)         (6,515,725)           (818,082)
                                                                              ----------         -----------          ----------

                          Net income (loss)                                   $3,885,569         $(4,051,989)         $3,013,788
                                                                              ----------         -----------          ----------

                   Shares:
                     Weighted average common shares outstanding                3,845,666           3,828,564           3,818,465
                                                                              ----------         -----------          ----------

                     Income from continuing operations per common
                       share, basic                                           $     1.18         $       .64          $     1.00
                     Loss from discontinued operations, per common
                       share, basic                                                 (.17)              (1.70)               (.21)
                                                                              ----------         -----------          ----------

                          Net income (loss) per common share, basic           $     1.01         $     (1.06)         $      .79
                                                                              ----------         -----------          ----------

               Diluted:
                   Earnings:
                     Income from continuing operations                        $4,535,474         $ 2,463,736          $3,831,870
                     Less:  Loss from discontinued operations                   (649,905)         (6,515,725)           (818,082)
                                                                              ----------         -----------          ----------

                          Net income (loss)                                   $3,885,569         $(4,051,989)         $3,013,788
                                                                              ----------         -----------          ----------

                   Shares:
                     Weighted average common shares outstanding                3,845,666           3,828,564           3,818,465
                     Add: dilutive effect of outstanding options                      --               6,294              14,185
                                                                              ----------         -----------          ----------
                     Weighted average common shares outstanding,
                       diluted                                                 3,845,666           3,834,858           3,832,650
                                                                              ----------         -----------          ----------

                   Income from continuing operations per common
                     share, diluted                                           $     1.18         $       .64          $     1.00
                   Loss from discontinued operations, per common
                     share, diluted                                                 (.17)              (1.70)               (.21)
                                                                              ----------         -----------          ----------

                          Net income (loss) per common share, diluted         $     1.01         $     (1.06)         $      .79
                                                                              ==========         ===========          ==========

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

 14.     DISCONTINUED OPERATIONS

         On December 29, 1998, the Company's Board of Directors formally approved a plan to discontinue operations of HPHMO. Accordingly, the operating results of the HMO operations, including provisions for estimated lease costs, employee severance and benefits, write-downs of property, plant and equipment during the phase-out period and a loss on disposal have been segregated from continuing operations and reported as a separate line item on the statement of operations. Income from operations of the discontinued HMO operations for the year 1998 included results through December 31, 1998.

         On May 1, 1999, the certificate of authority of HPHMO was revoked by the Ohio Department of Insurance ("ODI") for failure to meet statutory financial requirements. Since that time, and in accordance with the ODI revocation order, HPHMO has been winding-up its business under the supervision of ODI, but without judicial involvement.

         The HMO accepted all valid claims related to provider services rendered prior to April 30, 1999. In addition, the HMO has disposed of substantially all tangible assets related to its operations and, pursuant to the wind-down plan, the proceeds from these sales have been segregated to be used in satisfaction of all claims filed through October 31, 1999. The HMO will not have sufficient assets to pay the claims of all of its creditors.

         The Company provided a reserve for loss on disposal of the HMO of $1,613,000 at December 31, 1998. The settlement of claims and approval of providers of the final payout of claims has extended over a period of time longer than originally estimated when establishing the reserve. Accordingly, the Company has provided an additional $115,000 to the reserve to cover estimated disposal costs through April 30, 2000, the expected date of final execution of the wind-down plan.

         The Company has reclassified its prior financial statements to present the operating results of HPHMO as discontinued operations. The assets and liabilities of such operations at December 31, 1999 and 1998, respectively, have been reflected as separate line items on the balance sheet based substantially on the original classification of such assets and liabilities.

         Management services. The Company has a management service agreement between Health Power Management Company (HPMC), a subsidiary of the Company, and its affiliate HPHMO, to provide administrative services. Services provided include finance and accounting functions, data processing, office of the president, marketing and membership services, corporate planning, and legal and regulatory services. The affiliates of HPMC pay a management fee on a monthly basis. Beginning in 1997, HPHMO was reimbursed approximately $14,000 per month through April 1999 and $14,000 and $7,000 per month in 1998 and 1997, respectively, by its affiliates CompManagement, Inc. and CompManagement Health Systems, for the portion of management services that related to their organization's activities.

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

         Operating results from discontinued operations for the years ended December 31 were as follows:


                                                                       1999                1998                1997
                                                                    ---------         ------------         ------------
               Medicaid revenues                                    $      --         $ 36,731,250         $ 42,819,206
               Commercial revenues                                         --            2,648,965           10,811,320
               Healthcare costs and expenses                               --          (44,248,972)         (59,102,511)
               Interest income and other, net                              --              996,968              688,830
               Loss on disposal of discontinued operations           (114,591)          (1,613,493)                  --
                                                                    ---------         ------------         ------------

                    Net loss before taxes                            (114,591)          (5,485,282)          (4,783,155)

               Federal, state and local income tax (expense)
                  benefit                                            (535,314)          (1,030,445)           3,965,073
                                                                    ---------         ------------         ------------

                    Net loss                                        $(649,905)        $ (6,515,727)        $   (818,082)
                                                                    =========         ============         ============

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

         The assets and liabilities of the discontinued HMO operations as of December 31 were as follows:

                                                                                    1999               1998
                                                                                 ----------        -----------
               Current assets of discontinued operations:
                   Cash and cash equivalents                                     $4,058,980        $ 2,511,515
                   Accounts receivable                                              212,785          1,909,928
                   Prepaid expenses and other                                         2,000              5,155
                   Income taxes refundable                                               --          1,140,041
                                                                                 ----------        -----------

                     Total current assets of discontinued operations             $4,273,765        $ 5,566,639
                                                                                 ==========        ===========

               Noncurrent assets of discontinued operations:
                   Land                                                                  --            152,640
                   Buildings and leasehold improvements                                  --          1,252,652
                   Furniture, equipment and software                                                 1,910,308
                   Less accumulated depreciation                                         --         (2,407,874)
                   Deposits and other assets                                             --            495,618
                                                                                 ----------        -----------

                     Total noncurrent assets of discontinued
                       operations                                                $                 $ 1,403,344
                                                                                 ----------        -----------

               Current liabilities:
                   Health care costs payable                                     $6,258,194        $ 4,679,105
                   Deferred revenues                                                     --          2,683,638
                   Accounts payable                                                 287,263            693,619
                   Accrued expenses and other current liabilities                        --             47,122
                   Accrued expenses for disposal                                    189,523          1,060,151
                                                                                 ----------        -----------

                     Total current liabilities of discontinued operations        $6,734,980        $ 9,163,635
                                                                                 ==========        ===========

HEALTH POWER, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

15.      RELATED PARTIES OF DISCONTINUED OPERATIONS

         HPHMO engaged in transactions with medical centers and companies controlled by certain shareholders and directors of the Company and its subsidiaries, which are herein, referred to as affiliates or affiliated providers as follows:

         Health care providers. During 1999, 1998 and 1997, primary care and physician-related costs of $58,346, $564,123 and $1,485,107, respectively, resulted from transactions between HPHMO and affiliated providers. Such transactions resulted in receivables from related primary care providers of $39,076 and $12,830 as of December 31, 1999 and 1998, respectively.

         Commercial revenue. Certain affiliated providers had contracted with HPHMO to provide health care services to their employees and dependents. HPHMO recognized commercial premiums from these affiliated providers in the amounts of $20,582, $53,674, and $65,793 in 1999, 1998 and 1997, respectively.

16.      COMMITMENTS OF DISCONTINUED OPERATIONS

         HPHMO maintains stop-loss insurance coverage for 85% of inpatient hospital costs in excess of $50,000 per Medicaid member, per contract year and varying percentages (generally 80%) of inpatient hospital costs in excess of $81,000 per commercial member, per contract year. These stop-loss insurance contracts do not relieve HPHMO of its obligations to members, and failure of reinsurers to honor their obligations could result in losses to HPHMO.

         During 1998, the Company's HMO subsidiary commenced a legal action seeking compensation for damages alleged under a prior administrative agreement with a claims processing organization. A counterclaim was filed against HPHMO sought compensatory and punitive damages alleged under this same agreement. HPHMO and the claims processing organization signed a settlement agreement effective February 25, 2000 which provided for the dismissal of all claims in litigation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following sets forth certain information regarding the directors and executive officers of Health Power, Inc.:

Name                                        Age      Positions with Health Power, Inc. or Its Subsidiaries
----                                        ---      -----------------------------------------------------

Dr. Bernard F. Master                       58       Chairman of the Board, Chief Executive Officer, and
                                                     President of Health Power, Inc.; director of Health
                                                     Power, Inc.

Robert J. Bossart                           48       Chief Executive Officer of CompManagement and
                                                     CompManagement Health Systems;
                                                     director of Health Power, Inc.

Jonathan R. Wagner                          42       President of CompManagement; director of Health
                                                     Power, Inc.

Dr. Elliott P. Feldman                      61       Secretary of Health Power, Inc.; director of Health
                                                     Power, Inc.

Robert S. Garek                             61       Director of Health Power, Inc.

Dr. Crystal A. Kuykendall                   50       Director of Health Power, Inc.

Frank R. Nutis                              78       Director of Health Power, Inc.

Dr. Burt E. Schear                          77       Director of Health Power, Inc.

Richard T. Kurth                            41      Executive Vice President of CompManagement

Randy E. Jones                              40       President of CompManagement Health Systems

Paul A. Miller                              43       Vice President, General Counsel, Chief Financial Officer
                                                     and Treasurer of CompManagement

Daniel R. Sullivan                          41       Senior Vice President of CompManagement

         Dr. Master has been the Chairman of the Board, a director, and the Chief Executive Officer of Health Power, Inc. since its formation in March 1985, and the President of Health Power, Inc. since January 1998.

         Mr. Bossart has been the Chief Executive Officer of CompManagement since September 1996, and an executive officer of CompManagement since its formation in 1984. He has also been the Chief Executive Officer of CompManagement Health Systems since it commenced operations in September 1996. Mr. Bossart has been a director of Health Power, Inc. since 1995.

         Mr. Wagner has been the President of CompManagement since September 1996, and an executive officer of CompManagement since its formation in 1984. Mr. Wagner has been a director of Health Power, Inc. since June 1999.

         Dr. Feldman has been the Secretary and a director of Health Power, Inc. since its formation in March 1985. Dr. Feldman has been a practicing physician in Columbus, Ohio, since 1965.

         Mr. Garek has been a director of Health Power, Inc. since 1986. Mr. Garek has been a principal in R.S. Garek & Associates, a Columbus, Ohio real estate development firm, since its formation in 1997. From 1965 to 1997, he was a partner in Feibel-Garek Realtors, a Columbus, Ohio real estate development firm.

         Dr. Kuykendall has been a director of Health Power, Inc. since 1995. Dr. Kuykendall has been the president of Kreative & Innovative Resources for Kids, Inc., a company that provides products and serves to advance the technical development of youths, since 1990.

         Mr. Nutis has been a director of Health Power, Inc. since 1986. Mr. Nutis has been the president of Nutis Press, Inc., a printing and lithograph company, since 1949.

         Dr. Schear has been a director of Health Power, Inc. since 1991. Dr. Schear is a retired physician.

         Mr. Kurth has been the Executive Vice President of CompManagement since September 1996, and a Vice President of CompManagement since 1988. Mr. Kurth joined CompManagement in 1984.

         Mr. Jones has been the President of CompManagement Health Systems since August 1999, and prior to that a Vice President since he joined the company in July 1996. Prior to that time, Mr. Jones was employed by R.E. Harrington, an Ohio-based third party administrator of workers' compensation claims, for more than five years, last serving as a regional vice president.

         Mr. Miller has been the General Counsel, Chief Financial Officer, and Treasurer of CompManagement since August 1999, and a Vice President since joining the company in June 1998. Prior to that time, Mr. Miller was chief financial officer and general counsel for Cross Medical Products (formerly Danninger Medical Technology) from 1994 to 1998 and chief financial officer and general counsel for Litter Industries, Inc. from 1991 to 1994.

         Mr. Sullivan has been the Senior Vice President of CompManagement since August 1997, and a Vice President of CompManagement since July 1994. Mr. Sullivan joined CompManagement in February 1992.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and beneficial owners of more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and beneficial owners of more than 10% of such equity securities are required by the Securities and Exchange Commission's regulations to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during 1999 all
Section 16(a) filing requirements applicable to its officers, directors, and more than 10% beneficial owners were complied with by such persons, except as follows: Dr. Bernard F. Master filed a Form 4 one day late to report the purchase of 1,000 shares of Common Stock; and Richard T. Kurth filed a Form 4 one day late to report the purchase of 1,000 shares of Common Stock.

w

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         Set forth below is summary information regarding the annual and long-term compensation of the Company's chief executive officer and its four most highly compensated executive officers, other the chief executive officer, at the end of 1999:


                                                                                     Long-Term
                                                                                    Compensation
                                            Annual Compensation                       Awards
                                -----------------------------------------------       ------
                                                                                      Shares          All
                                                                      Other         Underlying       Other
Name and                                                         Annual Compen-       Options       Compen-
Principal Position              Year    Salary(1)      Bonus        sation(2)       Granted(2)     sation(3)
------------------              ----    ---------      -----        ---------       ----------     ---------
Dr. Bernard F. Master,          1999     $386,378     $103,250          -0-           13,531         $1,450
Chairman, President and Chief   1998     $303,692      $50,000          -0-           20,000         $2,137
Executive Officer of the        1997     $192,000        -0-            -0-            3,472         $  638
Company

Robert J. Bossart, Chief        1999     $178,030     $150,000        $96,904          3,531         $2,500
Executive Officer of            1998     $178,030        -0-         $379,381          3,506         $2,500
CompManagement and              1997     $178,031        -0-         $815,968          2,031         $2,250
CompManagement Health Systems

Jonathan R. Wagner, President   1999     $165,309     $150,000       $122,665          3,219         $2,500
of CompManagement               1998     $165,309        -0-         $464,012          3,367         $2,500
                                1997     $165,309        -0-         $828,688          1,875         $2,589

Richard T. Kurth, Executive     1999     $133,380     $150,000       $186,962          2,401         $2,500
Vice President of               1998     $133,380        -0-         $447,468          2,455         $2,500
CompManagement                  1997     $133,380        -0-         $860,620          1,406         $2,688

Daniel R. Sullivan,             1999     $101,201      $50,000        $90,475           -0-          $2,500
Senior Vice President of        1998     $ 77,500        -0-          $54,226          1,000         $2,500
CompManagement                  1997     $ 58,166        -0-          $93,829          1,000         $2,500



-----------------------------------

(1) Includes amounts contributed by the named executive officer to 401(k) retirement plans.

(2) Other annual compensation represents sales commissions paid to Messrs. Bossart, Wagner, and Kurth under their respective employment agreements and to Mr. Sullivan under his employment arrangements. Sales commissions paid are based upon a percentage of revenues of CompManagement and CompManagement Health Systems which are attributable to new business generated by such person.

(3)      Represents matching contributions to 401(k) retirement plans.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth all grants of stock options during 1999 to the executive officers named in the Summary Compensation Table:

                           Individual Grant
                           -------------------------------------------------
                                                                                         Potential Realizable Value
                                                                                         at Assumed Annual Rates of
                                            % of Total                                   Stock Appreciation
                           Number of        Options                                      for Option Term(2)
                           Shares           Granted to       Exercise                    -------------------------
                           Underlying       Employees in     Price Per     Expiration
Name                       Options Granted  Fiscal Year      Share(1)      Date          5%              10%
----                       ---------------  -----------      --------      ----          --              ---

Dr. Bernard F. Master       10,000          44.1%            $3.00         03/17/09      $18,867        $47,812
Dr. Bernard F. Master        3,531          15.6%            $2.75         05/01/09      $ 6,161        $15,476
Robert J. Bossart            3,531          15.6%            $3.00         03/17/09      $ 6,662        $16,883
Jonathan R. Wagner           3,219          14.2%            $3.00         03/17/09      $ 6,073        $15,391
Richard T. Kurth             2,401          10.6%            $3.00         03/17/09      $ 4,530        $11,480
Daniel R. Sullivan             -0-           0.0%             N/A           N/A           N/A             N/A

-----------------------------

(1) The exercise price per share is equal to the fair market value of the Shares on the date of grant.

(2) The dollar amounts under the 5% and 10% columns are the result of calculations required by the rules of the Securities and Exchange Commission. Although permitted by these rules, the Company did not use an alternate formula for a grant date valuation because the Company is not aware of a formula that would determine with reasonable accuracy a present value based on future unknown factors.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUE TABLE

         The following tables sets forth stock option exercises during 1999 by the executive officers named in the Summary Compensation Table and the value of in-the-money stock options held by those individuals as of December 31, 1999:

                                                                                                 Value of Unexercised
                                                                        Number of Shares       In-The-Money Options at
                            Shares Acquired                          Underlying Unexercised            12/31/99
                                  on                                  Options at 12/31/99           Exercisable /
Name                           Exercise        Value Realized(1)   Exercisable/ Unexercisable      Unexercisable(2)
----                           --------        -----------------   --------------------------      ----------------

Dr. Bernard F. Master             -0-                 -0-                 74,806/3,531                $-0-/$-0-
Robert J. Bossart                 -0-                 -0-                 14,673/7,037                $-0-/$-0-
Jonathan R. Wagner                -0-                 -0-                 14,161/6,584                $-0-/$-0-
Richard T. Kurth                  -0-                 -0-                 8,620/4,856                 $-0-/$-0-
Daniel R. Sullivan                -0-                 -0-                 1,550/1,250                 $-0-/$-0-

------------------------------

(1) Aggregate market value of shares of Common Stock covered by the option less the aggregate price paid by the executive officer.

(2) The value of in-the-money options was determined by subtracting the exercise price from the closing price of the Common Stock of Health Power, Inc. as of December 31, 1999.


EMPLOYMENT AGREEMENTS AND CHANGE-IN-CONTROL ARRANGEMENTS

         Dr. Bernard F. Master, the Company's Chairman, President, and Chief Executive Officer, has an employment agreement with the Company that expires on December 31, 2002. Dr. Master's employment agreement provides for an annual base salary of $295,000 and an annual performance-based cash incentive bonus up to 35% of his base salary. If Dr. Master's employment is terminated by the Company, terminated by Dr. Master after a change-in-control, or terminated at the end of its term, then he will receive severance payments in an amount equal to the sum of (a) two times his base salary plus (b) an amount equal to his last annual cash bonus. Severance payments are payable over a two-year period after termination. Severance benefits also include the continuation of fringe benefits until the earlier of two years after the date of termination or the date any such benefit is provided by another employer. Under his employment agreement, Dr. Master also receives formula vesting options under the Health Power, Inc. 1994 Executive Performance Stock Option Plan.

         Robert J. Bossart, the Chief Executive Officer of CompManagement and CompManagement Health Systems, has an employment agreement with the Company that expires on December 31, 2002. Mr. Bossart's employment agreement provides for an annual base salary of $280,000, sales commissions based upon new business generated by him, and an annual performance-based cash incentive bonus up to 35% of his base salary. The bonus is earned and paid in accordance with the Health Power, Inc. Performance-Based Incentive Compensation Plan. Mr. Bossart has also agreed to abide by certain noncompetition and confidentiality provisions. If Mr. Bossart's employment is terminated for any reason other than just cause, or is terminated at the end of its term, then he will receive severance payments in an amount equal to the sum of (a) two times his base salary plus (b) an amount equal to the commissions earned by him during the one-year period immediately prior to such termination. Severance payments are payable over a two-year period after termination. Severance benefits also include the continuation of fringe benefits until the earlier of two years after the date of termination or the date any such benefit is provided by another employer. However, the foregoing severance benefits are superceded and replaced by any severance benefits payable under his change-in-control severance agreement, discussed below. The employment agreement also provides for Mr. Bossart to receive a grant of stock options to purchase up to 70,000 shares of Common Stock under a new Health Power, Inc. management stock option plan. However, this grant is subject to the conditions that the new management stock option plan be approved by the directors and stockholders of Health Power, Inc., neither of which has occurred as of the date of this filing. If approval of the new management stock option plan is received, then the stock options will be at an exercise price equal to the closing market price of the Common Stock on the last business day immediately preceding the date of the 2000 annual meeting of stockholders of Health Power, Inc. These options will vest annually in increments of 14,000 shares.

         Jonathan R. Wagner, the President of CompManagement, has an employment agreement with the Company that expires on December 31, 2002. Mr. Wagner's employment agreement provides for an annual base salary of $260,000, sales commissions based upon new business generated by him, and an annual performance-based cash incentive bonus up to 35% of his base salary. The bonus is earned and paid in accordance with the Health Power, Inc. Performance-Based Incentive Compensation Plan. Mr. Wagner has also agreed to abide by certain noncompetition and confidentiality provisions. If Mr. Wagner's employment is terminated for any reason other than just cause, or is terminated at the end of its term, then he will receive severance payments in an amount equal to the sum of (a) two times his base salary plus (b) an amount equal to the commissions earned by him during the one-year period immediately prior to such termination. Severance payments are payable over a two-year period after termination. Severance benefits also include the continuation of fringe benefits until the earlier of two years after the date of termination or the date any such benefit is provided by another employer. However, the foregoing severance benefits are superceded and replaced by any severance benefits payable under his change-in-control severance agreement, discussed below. The employment agreement also provides for Mr. Wagner to receive a grant of stock options to purchase up to 70,000 shares of Common Stock under a new Health Power, Inc. management stock option plan. However, this grant is subject to the conditions that the new management stock option plan be approved by the directors and stockholders of Health Power, Inc., neither of which has occurred as of the date of this filing. If approval of the new management stock option plan is received, then the stock options will be at an exercise price equal to the closing market price of the Common Stock on the last business day immediately preceding the date of the 2000 annual meeting of stockholders of Health Power, Inc. These options will vest annually in increments of 14,000 shares.

         Richard T. Kurth, the Executive Vice President of CompManagement, has an employment agreement with the Company that expires on December 31, 2002. Mr. Kurth's employment agreement provides for an annual base salary of $225,000, sales commissions based upon new business generated by him, and an annual performance-based cash incentive bonus up to 35% of his base salary. The bonus is earned and paid in accordance with the Health Power, Inc. Performance-Based Incentive Compensation Plan. Mr. Kurth has also agreed to abide by certain noncompetition and confidentiality provisions. If Mr. Kurth's employment is terminated for any reason other than just cause, or is terminated at the end of its term, then he will receive severance payments in an amount equal to the sum of (a) two times his base salary plus (b) an amount equal to the commissions earned by him during the one-year period immediately prior to such termination. Severance payments are payable over a two-year period after termination. Severance benefits also include the continuation of fringe benefits until the earlier of two years after the date of termination or the date any such benefit is provided by another employer. However, the foregoing severance benefits are superceded and replaced by any severance benefits payable under his change-in-control severance agreement, discussed below. The employment agreement also provides for Mr. Kurth to receive a grant of stock options to purchase up to 70,000 shares of Common Stock under a new Health Power, Inc. management stock option plan. However, this grant is subject to the conditions that the new management stock option plan be approved by the directors and stockholders of Health Power, Inc., neither of which has occurred as of the date of this filing. If approval of the new management stock option plan is received, then the stock options will be at an exercise price equal to the closing market price of the Common Stock on the last business day immediately preceding the date of the 2000 annual meeting of stockholders of Health Power, Inc. These options will vest annually in increments of 14,000 shares.

         Robert J. Bossart, Jonathan R. Wagner, Richard T. Kurth, Daniel R. Sullivan, and certain other executive officers of the Company have each entered into a "change-in-control" severance agreement with the Company. Each of these severance agreements is identical. These severance agreements provide each of them with certain severance benefits if their employment is terminated within a six-month period prior to, or a two-year period following, a change-in-control of the Company. Under these severance agreements, the executive officer is entitled to the continuation of his monthly "compensation" and fringe benefits for 24 months following the date of his termination of employment. Compensation is equal to the monthly average of such executive officer's base salary, cash bonus and commissions received during the 36-month period prior to his termination of employment. Termination events that will trigger the severance benefits are (a) termination by the Company or its successor other than for cause, (b) the executive officer's voluntary termination of employment within six months after a change-in-control, or (c) the executive officer's voluntary termination of employment for "good reason" during the two-year period following the change-in-control. Good reason includes a material change or diminution in the executive officer's position, authority, duties or responsibilities; a reduction in salary; a material reduction in fringe benefits; an involuntary relocation; or a material change in the kind of business engaged in by

CompManagement. The executive officer is prohibited from competing with the Company during the period the severance benefits are provided to such officer. The failure to abide by this noncompetition agreement will cause a forfeiture of all severance benefits. For Messrs. Bossart, Wagner, and Kurth, any severance benefits received under these severance agreements supercede and replace any severance benefits otherwise payable under their respective employment agreements.

COMPENSATION OF DIRECTORS

         Directors who are employees receive no separate compensation for their services as a director. Outside directors of the Company (persons who are not employees of the Company or any of its subsidiaries) receive an annual cash retainer fee of $3,000, $500 for each Board or committee meeting attended, and the reimbursement of travel expenses. In accordance with the Company's 1996 Directors Stock Award and Purchase Plan, outside directors also receive an annual award of a number of Shares equal in value to $3,000 (determined as of the end of the year for which the award is to be made). In addition, under this plan, outside directors receive 50% of their cash annual retainer fee and 50% of their quarterly meeting fees in the form of shares of Common Stock of Health Power, Inc., and they have the option to receive all or a greater percentage of such fees in the form of such shares. Outside directors can also elect to receive all or a specified percentage of their other fees (such as fees for attending special Board meetings or committee meetings) in the form of shares of Common Stock of Health Power, Inc. The number of shares awarded is determined by dividing the dollar amount of the fees to be received in the form Shares by the last reported sale price of shares of Common Stock of Health Power, Inc. in the over-the-counter market as of the last trading day prior to the date on which the applicable Board meeting is held. In addition, outside directors receive stock options under the Company's 1993 Directors' Stock Option Plan. Under this plan, promptly following each annual meeting of stockholders of the Company, each eligible director is granted an option to purchase 1,000 shares of Common Stock at the fair market value of such shares on the last trading day prior to the annual meeting preceding the date of grant. Options are immediately exercisable in whole or in part and must be exercised within ten years of the grant date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Robert S. Garek, Crystal A. Kuykendall, Ph.D., J.D., and Frank R. Nutis serve as members of the Compensation Committee. No executive officer of the Company served during 1999 as a member of a compensation committee or as a director of any entity of which any of the Company's directors served as an executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock of Health Power, Inc. by: (a) each person known to Health Power, Inc. to be the beneficial owner of more than 5% of the outstanding Common Stock; (b) each director and each executive officer named in the Summary Compensation Table (see Item 11); and (c) all directors and executive officers as a group. Except as otherwise indicated in the notes to this table, beneficial ownership was determined as of March 3, 2000. On that date, there were 3,853,719 shares of Common Stock outstanding. Except as otherwise indicated in the notes to this table, the persons named in this table and their spouses have sole voting and investment power with respect to all shares of Common Stock of Health Power, Inc. owned by them.

NAME                                  AMOUNT AND NATURE
                                  OF BENEFICIAL OWNERSHIP (1)   PERCENT OF OWNERSHIP
                                  ---------------------------   --------------------
Dr. Bernard F. Master                     1,277,142(2)               32.5%
340 Tucker Drive
Worthington, Ohio 43085

Heartland Advisors, Inc.                    776,300(3)               19.9%
789 North Market Street
Milwaukee, Wisconsin 53202

Robert J. Bossart                           310,422                   8.0%
6377 Emerald Parkway
Dublin, Ohio 43016

Jonathan R. Wagner                          309,865                   8.0%
6377 Emerald Parkway
Dublin, Ohio 43016

Dr. Elliott P. Feldman                       97,891                   2.5%


Robert S. Garek                              17,580(4)                  *


Dr. Crystal A. Kuykendall                     9,544                     *


Frank R. Nutis                               35,719(5)                  *


Dr. Burt E. Schear                           81,015                   2.1%


Richard T. Kurth                             73,517                   1.9%


Daniel R. Sullivan                            4,934                     *


All directors and executive officers      2,222,013                  55.0%
as a group (12 persons)
----------------------------

*        Less than 1%.

(1) For each of the persons named above, this table includes the following number of shares of Common Stock of Health Power, Inc. which may be acquired upon the exercise of options that are currently exercisable or exercisable within 60 days of March 3, 2000: Dr. Master--74,806 shares; Mr. Bossart--16,304 shares; Mr. Wagner--15,747 shares; Dr. Feldman--18,614 shares; Mr. Garek--14,880 shares; Dr. Kuykendall--4,000 shares; Mr. Nutis--16,325 shares; Dr. Shear--10,663 shares; and Mr. Sullivan--2,050. The number of shares of Common Stock of Health Power, Inc. which may be acquired by all directors and executive officers as a group includes options for 184,365 shares which are currently exercisable or exercisable within 60 days of March 3, 2000.

(2) Includes 2,400 Shares owned by trusts of which Dr. Master or his spouse are trustees.

(3) Beneficial ownership was determined as of December 31, 1999, and is based upon a Schedule 13G/A filed by Heartland Advisors, Inc. with the Securities and Exchange Commission. Heartland Advisors, Inc. is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940.

(4) Does not include any shares owned by Mr. Garek's spouse. Mr. Garek specifically disclaims any beneficial ownership of such shares.

(5) Includes 5,000 Shares owned by a trust of which Mr. Nutis is the trustee.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)   FINANCIAL STATEMENTS

                  The following financial statements of Health Power, Inc. are included in Item 8:

                  Consolidated Balance Sheets as of December 31, 1999 and 1998

                  Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998, and 1997

                  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998, and 1997

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997

                  Notes to Consolidated Financial Statements

                  Report of Independent Accountants

         (a)(2)   FINANCIAL STATEMENT SCHEDULES

                  All financial statement schedules have been omitted because they are not applicable or the required information is included in Health Power, Inc.'s consolidated financial statements or notes thereto.

         (a)(3)   LISTING OF EXHIBITS


                                                                    If Incorporated by Reference,
Exhibit                                                             Document with which Exhibit was Previously
 No.            Description of Exhibit                              Filed with SEC
---             ----------------------                              ------------------------------------------

2(a)            Stock Purchase Agreement dated December 31, 1998,   Current Report on Form 8-K dated January 15,
                among CompManagement, Inc., Century Business        1999 (see Exhibit 2 therein).
                Services, Inc., CBSI Management Co., M&N Risk
                Management, Inc. and M&N Enterprises, Inc.

2(b)            Asset Purchase Agreement dated May 12, 1999,        Current Report on Form 8-K dated July 30, 1999
                between CompManagement Health Systems, Inc. and     (see Exhibit 2 therein).
                Community Insurance Company, as amended by the
                First Amendment to Asset Purchase Agreement dated
                June 30, 1999, as further amended by the Second
                Amendment to Asset Purchase Agreement dated July
                16, 1999.

3(a)            Amended and Restated Certificate of Incorporation   Registration Statement on Form S-1, File No.
                of Health Power, Inc.                               33-74124 (see Exhibit 3(a) therein).

3(b)            Amended and Restated By-Laws of Health Power, Inc.  Registration Statement on Form S-1, File No.
                                                                    33-74124 (see Exhibit 3(b) therein).

4               Form of stock certificate.                          Amendment No. 2 to Registration Statement on
                                                                    Form S-1, File No. 33-74124 (see Exhibit 4(b)
                                                                    therein).

10(a)           Agreement between Ohio Bureau of Workers'           Annual Report on Form 10-K for the fiscal year
                Compensation and CompManagement Health Systems,     ended December 31, 1998, File No. 0-23220 (see
                Inc., dated November 10, 1998.                      Exhibit 10(a) therein).

10(b)           Form of Indemnification Agreement between Health    Registration Statement on Form S-1, File No.
                Power, Inc. and each of its officers and            33-74124 (see Exhibit 10(i) therein).
                directors.

                                                                    If Incorporated by Reference,
Exhibit                                                             Document with which Exhibit was Previously
 No.            Description of Exhibit                              Filed with SEC
---             ----------------------                              ------------------------------------------

10(c)*          Employment Agreement between CompManagement, Inc.   Contained herein.
                and Dr. Bernard Master, dated as of May 1, 1999,
                as amended by First Amendment to Employment
                Agreement, dated as of January 1, 2000.

10(d)*          Employment Agreement among CompManagement, Inc.,    Contained herein.
                CompManagement Health Systems, Inc., and Robert
                J. Bossart, dated as of January 1, 2000.

10(e)*          Employment Agreement among CompManagement, Inc.,    Contained herein.
                CompManagement Health Systems, Inc., and Jonathan
                R. Wagner, dated as of January 1, 2000.

10(f)*          Employment Agreement between CompManagement,        Contained herein.
                Inc., CompManagement Health Systems, Inc., and
                Richard T. Kurth, dated as of January 1, 2000.

10(g)*          Executive Severance Benefits Agreement, among       Contained herein.
                Health Power, Inc., CompManagement, Inc.,
                CompManagement Health Systems, Inc. and Robert J.
                Bossart, dated as of August 26, 1999.

10(h)*          Executive Severance Benefits Agreement, among       Contained herein.
                Health Power, Inc., CompManagement, Inc.,
                CompManagement Health Systems, Inc. and Jonathan
                R. Wagner, dated as of August 26, 1999.

10(i)*          Executive Severance Benefits Agreement, among       Contained herein.
                Health Power, Inc., CompManagement, Inc.,
                CompManagement Health Systems, Inc. and Richard
                T. Kurth, dated as of August 26, 1999.

10(j)*          Executive Severance Benefits Agreement, among       Contained herein.
                Health Power, Inc., CompManagement, Inc.,
                CompManagement Health Systems, Inc. and Daniel R.
                Sullivan, dated as of August 26, 1999.

                                                                    If Incorporated by Reference,
Exhibit                                                             Document with which Exhibit was Previously
 No.            Description of Exhibit                              Filed with SEC
---             ----------------------                              ------------------------------------------

10(k)*          Health Power, Inc. 1996 Directors Stock Award and   Registration Statement on Form S-8, File No.
                Purchase Plan.                                      333-20535 (see Exhibit 4(d) therein).

10(l)*          Amendment No. 1 to Health Power, Inc. 1996          Annual Report on Form 10-K for the fiscal year
                Directors Stock Award and Purchase Plan.            ended December 31, 1997, File No. 0-23220 (see
                                                                    Exhibit 10(x) therein).

10(m)*          Amendment No. 2 to Health Power, Inc. 1996          Contained herein.
                Directors Stock Award and Purchase Plan.

10(n)*          Health Power, Inc. 1985 Nonqualified Directors'     Registration Statement on Form S-1, File No.
                Stock Option Plan, as amended.                      33-74124 (see Exhibit 10(w) therein).

10(o)*          Health Power, Inc. 1993 Directors Stock Option      Registration Statement on Form S-1, File No.
                Plan.                                               33-74124 (see Exhibit 10(x) therein).

10(p)*          Amendment No. 1 to Health Power, Inc. 1993          Annual Report on Form 10-K for the fiscal year
                Directors Stock Option Plan.                        ended December 31, 1994, File No. 0-23220 (see
                                                                    Exhibit 10(t) therein).

10(q)*          Health Power, Inc. 1994 Stock Option Plan.          Registration Statement on Form S-1, File No.
                                                                    33-74124 (see Exhibit 10(y) therein).

10(r)*          Amendment No. 1 to Health Power, Inc. 1994 Stock    Annual Report on Form 10-K for the fiscal year
                Option Plan.                                        ended December 31, 1994, File No. 0-23220 (see
                                                                    Exhibit 10(v) therein).

10(s)*          Health Power, Inc. 1994 Executive Performance       Quarterly Report on Form 10-Q for the
                Stock Option Plan.                                  quarterly period ended June 30, 1994, File No.
                                                                    0-23220 (see Exhibit (a)(1) therein).

10(t)*          Amendment No. 1 to Health Power, Inc. 1994          Annual Report on Form 10-K for the fiscal year
                Executive Performance Stock Option Plan.            ended December 31, 1994, File No. 0-23220 (see
                                                                    Exhibit 10(x) therein).

10(u)*          Amendment No. 2 to Health Power, Inc. 1994          Annual Report on Form 10-K for the fiscal year
                Executive Performance Stock Option Plan.            ended December 31, 1995, File No. 0-23220 (see
                                                                    Exhibit 10(dd) therein).

10(v)           Commercial Note dated December 31, 1998, from       Current Report on Form 8-K dated January 15,
                CompManagement, Inc. and CompManagement Health      1999 (see Exhibit 99(a) therein).
                Systems, Inc. to National City Bank

                                                                    If Incorporated by Reference,
Exhibit                                                             Document with which Exhibit was Previously
 No.            Description of Exhibit                              Filed with SEC
---             ----------------------                              ------------------------------------------

10(w)*          Health Power, Inc.  Performance-Based Incentive     Contained herein.
                Compensation Plan.

10(x)           Agreement between Ohio Bureau of Workers'           Contained herein.
                Compensation and Community Insurance Company
                d/b/a Anthem Blue Cross and Blue Shield, dated
                November 10, 1998, as assigned to CompManagement
                Health Systems, Inc. on July 16, 1999.

21              Subsidiaries of Health Power, Inc.                  Contained herein.

23              Consent of PricewaterhouseCoopers LLP               Contained herein.

24(a)           Powers of Attorney for Dr. Bernard F. Master, Dr.   Annual Report on Form 10-K for the fiscal year
                Elliott P. Feldman, Robert S. Garek, Frank R.       ended December 31, 1997, File No. 0-23220 (see
                Nutis, Dr. Burt E. Schear, Robert J. Bossart and    Exhibit 24 therein).
                Crystal A. Kuykendall

24(b)           Power of Attorney for Jonathan R. Wagner            Contained herein.

27              Financial Data Schedule                             Contained herein.

* Executive compensation plans and arrangements required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

         (b)      REPORTS ON FORM 8-K

                  None.

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

                               HEALTH POWER, INC.


Date:  March 30, 2000          By /s/Dr. Bernard F. Master
                                  ------------------------
                                      Dr. Bernard F. Master, Chairman of the
                                      Board, Chief Executive Officer, and
                                      President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

            Signature                            Title                                 Date
            ---------                            -----                                 ----

/s/Dr. Bernard F. Master                Chairman of the Board,                      March 30, 2000
---------------------------             Chief Executive Officer,
Dr. Bernard F. Master                   President, and Director
                                        (principal executive officer)

/s/Paul A. Miller                       Chief Financial Officer of                  March 30, 2000
---------------------------             CompManagement, Inc. (principal
Paul A. Miller                          financial and accounting officer)


Dr. Elliott P. Feldman*                          Director                           March 30, 2000
---------------------------
Dr. Elliott P. Feldman

Robert J. Bossart*                               Director                           March 30, 2000
---------------------------
Robert J. Bossart

Robert S. Garek*                                 Director                           March 30, 2000
---------------------------
Robert S. Garek

Crystal A. Kuykendall*                           Director                           March 30, 2000
---------------------------
Crystal A. Kuykendall

Frank R. Nutis*                                  Director                           March 30, 2000
---------------------------
Frank R. Nutis

Dr. Burt E. Schear*                              Director                           March 30, 2000
---------------------------
Dr. Burt E. Schear

Jonathan R. Wagner*                              Director                           March 30, 2000
---------------------------
Jonathan R. Wagner

* The undersigned, Dr. Bernard F. Master, by signing his name hereto, does hereby execute this Annual Report on Form 10-K for the Registrant's fiscal year ended December 31, 1999, on behalf of each of the other above-named directors of the Registrant pursuant to Powers of Attorney executed by such directors and filed with the Securities and Exchange Commission as an exhibit to this report.

/s/ Dr. Bernard F. Master                                                           March 30, 2000
-----------------------------------------------
Dr. Bernard F. Master, Attorney in Fact

                                  EXHIBIT INDEX

                                                                    If Incorporated by Reference,
Exhibit                                                             Document with which Exhibit was Previously
No.             Description of Exhibit                              Filed with SEC
---             ----------------------                              ------------------------------------------
2(a)            Stock Purchase Agreement dated December 31, 1998,   Current Report on Form 8-K dated January 15,
                among CompManagement, Inc., Century Business        1999 (see Exhibit 2 therein).
                Services, Inc., CBSI Management Co., M&N Risk
                Management, Inc. and M&N Enterprises, Inc.

2(b)            Asset Purchase Agreement dated May 12, 1999,        Current Report on Form 8-K dated July 30, 1999
                between CompManagement Health Systems, Inc. and     (see Exhibit 2 therein).
                Community Insurance Company, as amended by the
                First Amendment to Asset Purchase Agreement dated
                June 30, 1999, as further amended by the Second
                Amendment to Asset Purchase Agreement dated July
                16, 1999.

3(a)            Amended and Restated Certificate of Incorporation   Registration Statement on Form S-1, File No.
                of Health Power, Inc.                               33-74124 (see Exhibit 3(a) therein).

3(b)            Amended and Restated By-Laws of Health Power, Inc.  Registration Statement on Form S-1, File No.
                                                                    33-74124 (see Exhibit 3(b) therein).

4               Form of stock certificate.                          Amendment No. 2 to Registration Statement on
                                                                    Form S-1, File No. 33-74124 (see Exhibit 4(b)
                                                                    therein).

10(a)           Agreement between Ohio Bureau of Workers'           Annual Report on Form 10-K for the fiscal year
                Compensation and CompManagement Health Systems,     ended December 31, 1998, File No. 0-23220 (see
                Inc., dated November 10, 1998.                      Exhibit 10(a) therein).

10(b)           Form of Indemnification Agreement between Health    Registration Statement on Form S-1, File No.
                Power, Inc. and each of its officers and            33-74124 (see Exhibit 10(i) therein).
                directors.

10(c)           Employment Agreement between CompManagement, Inc.   Contained herein.
                and Dr. Bernard Master, dated as of May 1, 1999,
                as amended by First Amendment to Employment
                Agreement, dated as of January 1, 2000.


                                                                    If Incorporated by Reference,
Exhibit                                                             Document with which Exhibit was Previously
No.             Description of Exhibit                              Filed with SEC
---             ----------------------                              ------------------------------------------
10(d)           Employment Agreement among CompManagement, Inc.,    Contained herein.
                CompManagement Health Systems, Inc., and Robert
                J. Bossart, dated as of January 1, 2000.

10(e)           Employment Agreement among CompManagement, Inc.,    Contained herein.
                CompManagement Health Systems, Inc., and Jonathan
                R. Wagner, dated as of January 1, 2000.

10(f)           Employment Agreement between CompManagement,        Contained herein.
                Inc., CompManagement Health Systems, Inc., and
                Richard T. Kurth, dated as of January 1, 2000.

10(g)           Executive Severance Benefits Agreement, among       Contained herein.
                Health Power, Inc., CompManagement, Inc.,
                CompManagement Health Systems, Inc. and Robert J.
                Bossart, dated as of August 26, 1999.

10(h)           Executive Severance Benefits Agreement, among       Contained herein.
                Health Power, Inc., CompManagement, Inc.,
                CompManagement Health Systems, Inc. and Jonathan
                R. Wagner, dated as of August 26, 1999.

10(i)           Executive Severance Benefits Agreement, among       Contained herein.
                Health Power, Inc., CompManagement, Inc.,
                CompManagement Health Systems, Inc. and Richard
                T. Kurth, dated as of August 26, 1999.

10(j)           Executive Severance Benefits Agreement, among       Contained herein.
                Health Power, Inc., CompManagement, Inc.,
                CompManagement Health Systems, Inc. and Daniel R.
                Sullivan, dated as of August 26, 1999.

10(k)           Health Power, Inc. 1996 Directors Stock Award and   Registration Statement on Form S-8, File No.
                Purchase Plan.                                      333-20535 (see Exhibit 4(d) therein).

10(l)           Amendment No. 1 to Health Power, Inc. 1996          Annual Report on Form 10-K for the fiscal year
                Directors Stock Award and Purchase Plan.            ended December 31, 1997, File No. 0-23220 (see
                                                                    Exhibit 10(x) therein).

                                                                    If Incorporated by Reference,
Exhibit                                                             Document with which Exhibit was Previously
No.             Description of Exhibit                              Filed with SEC
---             ----------------------                              ------------------------------------------
10(m)           Amendment No. 2 to Health Power, Inc. 1996          Contained herein.
                Directors Stock Award and Purchase Plan.

10(n)           Health Power, Inc. 1985 Nonqualified Directors'     Registration Statement on Form S-1, File No.
                Stock Option Plan, as amended.                      33-74124 (see Exhibit 10(w) therein).

10(o)           Health Power, Inc. 1993 Directors Stock Option      Registration Statement on Form S-1, File No.
                Plan.                                               33-74124 (see Exhibit 10(x) therein).

10(p)           Amendment No. 1 to Health Power, Inc. 1993          Annual Report on Form 10-K for the fiscal year
                Directors Stock Option Plan.                        ended December 31, 1994, File No. 0-23220 (see
                                                                    Exhibit 10(t) therein).

10(q)           Health Power, Inc. 1994 Stock Option Plan.          Registration Statement on Form S-1, File No.
                                                                    33-74124 (see Exhibit 10(y) therein).

10(r)           Amendment No. 1 to Health Power, Inc. 1994 Stock    Annual Report on Form 10-K for the fiscal year
                Option Plan.                                        ended December 31, 1994, File No. 0-23220 (see
                                                                    Exhibit 10(v) therein).

10(s)           Health Power, Inc. 1994 Executive Performance       Quarterly Report on Form 10-Q for the
                Stock Option Plan.                                  quarterly period ended June 30, 1994, File No.
                                                                    0-23220 (see Exhibit (a)(1) therein).

10(t)           Amendment No. 1 to Health Power, Inc. 1994          Annual Report on Form 10-K for the fiscal year
                Executive Performance Stock Option Plan.            ended December 31, 1994, File No. 0-23220 (see
                                                                    Exhibit 10(x) therein).

10(u)           Amendment No. 2 to Health Power, Inc. 1994          Annual Report on Form 10-K for the fiscal year
                Executive Performance Stock Option Plan.            ended December 31, 1995, File No. 0-23220 (see
                                                                    Exhibit 10(dd) therein).

10(v)           Commercial Note dated December 31, 1998, from       Current Report on Form 8-K dated January 15,
                CompManagement, Inc. and CompManagement Health      1999 (see Exhibit 99(a) therein).
                Systems, Inc. to National City Bank

10(w)           Health Power, Inc.  Performance-Based Incentive     Contained herein.
                Compensation Plan.

                                                                    If Incorporated by Reference,
Exhibit                                                             Document with which Exhibit was Previously
No.             Description of Exhibit                              Filed with SEC
---             ----------------------                              ------------------------------------------
10(x)           Agreement between Ohio Bureau of Workers'           Contained herein.
                Compensation and Community Insurance Company
                d/b/a Anthem Blue Cross and Blue Shield, dated
                November 10, 1998, as assigned to CompManagement
                Health Systems, Inc. on July 16, 1999.

21              Subsidiaries of Health Power, Inc.                  Contained herein.

23              Consent of PricewaterhouseCoopers LLP               Contained herein.

24(a)           Powers of Attorney for Dr. Bernard F. Master, Dr.   Annual Report on Form 10-K for the fiscal year
                Elliott P. Feldman, Robert S. Garek, Frank R.       ended December 31, 1997, File No. 0-23220 (see
                Nutis, Dr. Burt E. Schear, Robert J. Bossart and    Exhibit 24 therein).
                Crystal A. Kuykendall

24(b)           Power of Attorney for Jonathan R. Wagner            Contained herein.

27              Financial Data Schedule                             Contained herein.