Form 10-Q
period 2000-03-31
HEALTH POWER INC /DE/
filed 2000-05-15
CIK 917674

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 19934 FOR THE TRANSITION PERIOD FROM
         ___________________ TO _____________________.



Commission file number: 0-23220
                        -------



                               Health Power, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                         Delaware                                                  31-1145640
----------------------------------------------------------  --------------------------------------------------------
             (State or other jurisdiction of                           (IRS Employer Identification No.)
              incorporation or organization)

         1209 Orange Street, Wilmington, Delaware                                    19801
----------------------------------------------------------  --------------------------------------------------------
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

              Common Stock, $0.01 Par Value                                        3,853,719
----------------------------------------------------------  --------------------------------------------------------
                          Class                                           Outstanding at May 15, 2000

                       HEALTH POWER, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                          PAGE
PART I.          FINANCIAL INFORMATION

                 Item 1.     Financial Statements

                             Consolidated Balance Sheets - as of                                          3 & 4
                                March 31, 2000 and December 31, 1999

                             Consolidated Statements of Operations for the three months                     5
                                ended March 31, 2000 and March 31, 1999

                             Consolidated Statements of Cash Flows - for the three months                   6
                                ended March 31, 2000 and March 31, 1999

                             Notes to the Consolidated Financial Statements                                 7

                 Item 2.     Management's Discussion and Analysis of Financial                              9
                             Condition and Results of Operations

                 Item 3.     Quantitative and Qualitative Disclosures about Market Risk                    12


PART II.         OTHER INFORMATION

                 Signatures                                                                                13

                            PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                       HEALTH POWER, INC. AND SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS as of March 31, 2000 and December 31, 1999


                                                        March 31, 2000     December 31,
                  ASSETS                                  (Unaudited)          1999
                  ------                                  -----------          ----

Current assets:
  Cash and cash equivalents                               $ 7,650,546      $ 6,815,578
  Accounts receivable, net                                  5,669,446        4,094,365
  Prepaid expenses and other assets                         1,047,423          332,988
  Currrent assets of discontinued operations                1,321,620        4,273,765
  Deferred income taxes                                     1,466,799        2,107,984
                                                          -----------      -----------


        Total current assets                               17,155,834       17,624,680
                                                          -----------      -----------


Property and equipment, net                                 3,653,390        3,889,237
Goodwill                                                    9,341,711        9,510,984
Deposits and other assets                                      64,626          553,371
                                                          -----------      -----------

          Total assets                                    $30,215,561      $31,578,272
                                                          ===========      ===========


          The accompanying notes are part of the financial statements

                                                        March 31, 2000       December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     (Unaudited)            1999
------------------------------------                     -----------            ----

Current liabilities:
  Deferred revenues                                       11,790,645         10,527,550
  Accounts payable                                           621,038          1,023,945
  Accrued expenses and other liabilities                     779,689            965,476
  Taxes payable                                              718,556            215,215
  Current liabilities of discontinued operations           3,479,286          6,734,980
  Notes and leases payable                                 2,993,107          2,764,536
                                                        ------------       ------------


      Total current liabilities                           20,382,321         22,231,702

Non - current notes and leases payable                     1,262,493          2,086,460

Deferred income taxes                                        201,361            224,131
                                                        ------------       ------------


Total Liabilities                                         21,846,175         24,542,293
                                                        ------------       ------------

Stockholders' equity:
  Common stock                                                38,737             38,537
  Additional paid-in capital                              10,854,153         10,854,153
  Accumulated deficit                                     (2,523,504)        (3,856,711)
                                                        ------------       ------------

      Total stockholders' equity                           8,369,386          7,035,979
                                                        ------------       ------------

        Total liabilities and stockholders' equity      $ 30,215,561       $ 31,578,272
                                                        ============       ============


           The accompanying notes are part of the financial statements

                       HEALTH POWER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          for the three months ended March 31, 2000 and March 31, 1999



                                                                       (Unaudited)
                                                                  2000             1999
                                                                  ----             ----


Revenues:
  Contract                                                    $12,088,418      $ 7,430,419
                                                              -----------      -----------

Expenses:
  General and administrative expenses                          10,137,993        6,363,828
                                                              -----------      -----------

      Income from operations                                    1,950,425        1,066,591

Interest income and other, net                                     37,502           10,600
                                                              -----------      -----------

      Income from continuing operations
       before income taxes                                      1,987,927        1,077,191

Federal, state and local income taxes                             830,004          206,530
                                                              -----------      -----------

        Net income from continuing operations                   1,157,923          870,661


Discontinued operations:
  Gain on disposal of discontinued operations                     175,097                0
                                                              -----------      -----------

        Net income                                            $ 1,333,020      $   870,661
                                                              ===========      ===========

Earnings per share (basic and diluted):

  Income from continuing operations, per share                $      0.30      $      0.23

  Gain on disposal of discontinued operations, per share      $      0.05      $      0.00
                                                              -----------      -----------

Net income per share                                          $      0.35      $      0.23
                                                              ===========      ===========

           The accompanying notes are part of the financial statements

                       HEALTH POWER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                              (Unaudited)         (Unaudited)
                                                                  2000               1999
                                                                  ----               ----

Cash flows provided by operating activities:
  Cash provided by continuing operating activities           $  1,809,974       $  2,464,864
  Cash (used in) provided by discontinued operations           (3,416,766)         1,404,867
                                                             ------------       ------------

     Net cash provided by operating activities:                (1,606,792)         3,869,731
                                                             ------------       ------------

Cash flows used in investing activities:
   Purchase of property and equipment, net                        (76,260)          (177,577)
                                                             ------------       ------------
     Cash used in continuing operating activities                 (76,260)          (177,577)

     Cash provided by discontinued operations                           0                400
                                                             ------------       ------------
       Net cash used in investing activities                      (76,260)          (177,177)
                                                             ------------       ------------

Cash flows used in financing activities:

   Payments on notes payable and lease obligations               (595,196)
   Change in restricted cash of discontinued operations         3,113,216                  0
                                                             ------------       ------------

       Net cash used in financing activities                    2,518,020                  0
                                                             ------------       ------------

    Net increase in cash and cash equivalents                     834,968          3,692,554

Cash and cash equivalents, beginning of year                    6,815,578         11,714,169
                                                             ------------       ------------

       Cash and cash equivalents, end of period              $  7,650,546       $ 15,406,723
                                                             ============       ============

           The accompanying notes are part of the financial statements

                       HEALTH POWER, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements are unaudited and have been prepared by the management of Health Power, Inc. In the opinion of management, they contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented. The results of operations for the three month periods ending March 31, 2000 and 1999 are not necessarily indicative of operating results for a full year.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the December 31, 1999, financial statements and notes thereto contained in the Company's 1999 Form 10-K.

2. The Company recognizes income tax expense in interim periods based on an estimated annual effective tax rate, adjusted for events and circumstances expected to impact the estimated annual rate.

3. On December 29, 1998, the Company's Board of Directors formally approved a plan to discontinue operations of the Company's HMO. Accordingly, at December 31, 1998 and 1999, the operating results of the HMO operations included a provision for estimated lease costs, employee severance and benefits, and write-downs of property, plant and equipment during the phase-out period and a loss on disposal and has been segregated from continuing operations and reported as a separate line item on the statement of operations. All operating costs related to HMO operations for the three month period ending March 31, 2000 have been charged against the provision for discontinued operations and management has adjusted the provision to reflect anticipated costs considered necessary through the anticipated wind-up date. The Company has classified the operating results of the HMO as discontinued operations in its financial statements. The assets and liabilities of such operations at March 31, 2000 and December 31, 1999, respectively, have been reflected as separate line items on the balance sheet based substantially on the original classification of such assets and liabilities.


4. The Company has two reportable segments for it's continuing operations: consulting services and managed care services, which were determined based upon its method of internal reporting. Each segment of the Company is managed separately. The consulting services segment offers workers' and unemployment compensation consulting services. The managed care services administer workers' compensation claims for the Ohio Bureau of Workers' Compensation ("OBWC"). The Company also has an all other segment which derives its revenues from management fees and interest income. Segment data includes intercompany revenues, as well as a charge for allocating corporate expenses to each of its segments. Such amounts have been included in the elimination column to reconcile to consolidated totals.

Segment Reporting for Continuing Operations:

                                                                 THREE MONTHS ENDED MARCH 31, 2000
                                                                 ---------------------------------
                                            MANAGED CARE       CONSULTING        OTHER       ELIMINATIONS        TOTAL
                                               SERVICES          SERVICES
                                         ------------------- --------------- -------------- ---------------- ---------------
        Revenues to unaffiliated                 $7,193,696      $4,893,745  $         977    $          -      $12,088,418
        customers
        Intercompany revenues                                                      121,353        (121,353)
        Income before taxes                         960,085       1,100,865      3,872,018      (3,945,041)       1,987,927


                                                                 THREE MONTHS ENDED MARCH 31, 1999
                                                                 ---------------------------------

        Revenues to unaffiliated                 $2,709,342      $4,721,077  $      -       $     -              $7,430,419
        customers
        Intercompany revenues                                                     535,673         (535,673)
        Income before taxes                         217,866         830,260      3,262,948      (3,233,883)       1,077,191

5.   Supplemental Disclosures for Earnings Per Share:

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                               2000            1999
BASIC:

        Earnings:

             Income from continuing operations                              $1,157,923      $  870,661
                Gain on disposal of discontinued operations                    175,097            --
                                                                            ----------      ----------
                Net income                                                  $1,333,020      $  870,661
                                                                            ----------      ----------
        Shares:
             Weighted average common shares outstanding                      3,853,719       3,834,829
                                                                            ----------      ----------

        Income from continuing operations per common share, basic           $     0.30      $     0.23
        Gain on disposal of discontinued operations per share, basic              0.05            --
                                                                            ----------      ----------

                Net income per common share, basic                          $     0.35      $     0.23
                                                                            ----------      ----------

DILUTED:                                                                        2000            1999
        Earnings:
              Income from continuing operations                             $1,157,923      $  870,661
              Gain on disposal of discontinued operations                      175,097            --
                                                                            ----------      ----------
              Net income                                                    $1,333,020      $  870,661
                                                                            ----------      ----------
        Shares:
               Weighted average common shares outstanding                    3,853,719       3,834,829
                Add:  dilutive effect of outstanding options                     6,781               0
                                                                            ----------      ----------
               Weighted average common shares outstanding, diluted           3,860,500       3,834,829
                                                                            ----------      ----------

        Income from continuing operations per common share, diluted         $     0.30      $     0.23
        Gain on disposal of discontinued operations per share, diluted            0.05            --
                                                                            ----------      ----------

              Net income per common share, diluted                          $     0.35      $     0.23
                                                                            ----------      ----------

May 10, 2000 HEALTH POWER INC /DE/ (HPWR) Quarterly Report (SEC form 10-Q)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND - - RESULTS OF OPERATIONS

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

Through CompManagement and M&N Risk Management, the Company serves as a third party administrator (a "TPA") for workers' and unemployment compensation claims and provides claims management, risk management, and medical cost containment services primarily to Ohio employers. The Company is one of the largest workers' compensation TPAs in Ohio, currently serving approximately 19,000 employers located throughout Ohio. Through CompManagement Health Systems and its division Integrated Comp, the Company operates two state-wide certified managed care organizations (an "MCO") under Ohio's Health Partnership Program and provides medical management services for workers' compensation claims. The Company began offering its MCO services in March 1997, and acquired the assets of Integrated Comp (formerly known as Anthem Managed Comp) in July 1999. The Company's MCOs currently serve approximately 47,000 employers located throughout Ohio. Because all workers' compensation claims are reimbursed by the Ohio Bureau of Workers' Compensation, the Company does not assume any risk for the payment of medical or disability benefits to employees with respect to workers' compensation claims.

On December 29, 1998, the Board of Directors of Health Power, Inc. formally approved a plan to discontinue the operations of Health Power HMO, Inc., its health maintenance organization subsidiary ("Health Power HMO"). Accordingly, the operating results of Health Power HMO have been segregated from continuing operations and are reported separately as discontinued operations. Health Power HMO's certificate of authority was revoked by the order of the Ohio Department of Insurance effective May 1, 1999, for failure to meet statutory financial requirements. The Department's revocation order permitted Health Power HMO to conclude its affairs and to windup its business on its own, subject to the Department's continuing supervision, but without judicial involvement. Health Power HMO has completed the distribution of all of its assets in payment of the claims of its creditors in the manner approved by the Department. All remaining windup matters will be completed by the end of May 2000.

The Company has two reportable segments for its continuing operations, TPA services and MCO services, which were determined based upon its method of internal reporting. Each of these segments is managed separately. The Company also has an all other segment which derives its revenues from management fees and interest income.

The following discussion should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report and in the Company's Form 10-K for its fiscal year ended December 31, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Revenues from continuing operations increased $4,658,000 or 62.7%, to $12,088,000 during the first quarter of 2000, from $7,430,000 for the same period in 1999. Revenues from TPA services increased 3.6% primarily as a result of increased revenues from M&N Risk Management. Revenues from the MCO services increased 165.5% primarily as a result of the inclusion of revenues from Integrated Comp.

General and administrative ("G&A") expenses increased $3,774,000 to $10,138,000, or 83.9% of revenues, for the first quarter of 2000, as compared to $6,364,000, or 85.7% of revenues, for the same period in 1999. G&A expenses decreased in the first quarter of 2000 as a percentage of revenues primarily due to costs savings achieved through the integration of M&N Risk Management into the Company's TPA operations.

Income tax expense was $835,000 in the first quarter of 2000, or an effective tax of 42.0%, as compared to $206,000 for the same period in 1999, or an effective tax rate of 19.1%.

As a result of the foregoing, income from continuing operations was $1,158,000, or basic and diluted earnings per share of $0.30, for the first quarter of 2000, as compared to income from continuing operations of $871,000, or basic and diluted earnings per share of $ 0.23 for the same period in 1999.

The Company experienced a gain on the disposal of discontinued operations for the first quarter of 2000 of $175,000, or $0.05 basic and diluted earnings per share as compared to no net income or loss from discontinued operations for the same quarter of 1999.

The Company had net income of $1,333,000, or basic and diluted earnings per share of $0.35 for the first quarter of 2000, as compared to net income of $871,000, or basic and diluted earnings per share of $0.23, for the same period in 1999. There were 3,853,719 and 3,834,829 basic weighted average shares of common stock outstanding at March 31, 2000 and 1999, respectively, and 3,860,500 and 3,834,829 diluted weighted average shares of common stock and common stock equivalents outstanding at March 31, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

CONTINUING OPERATIONS

The Company finances its continuing operations through internally generated funds, and its principal sources of cash for continuing operations are revenues from TPA and MCO services. The Company's principal capital needs for continuing operations are to fund expenditures for continued growth and for possible acquisitions.

A working capital deficit of $1,069,000 from continuing operations existed at March 31, 2000, as compared to a working capital deficit from continuing operations of $2,147,000 at December 31, 1999. The Company believes that cash generated from continuing operations should be sufficient to cure the working capital deficit during the second quarter of 2000. However, there can be no assurance that cash generated from continuing operations will be sufficient to cure the working capital deficit. In addition, the Company has an outstanding balance of $1.5 million on a bank loan due on demand related to the acquisition of M&N Risk Management. Although the Company believes that the bank does not intend to make demand for payment of such loan in the immediate future, the facts and circumstances surrounding the Company could change at any time such that the bank would demand payment of such loan. Such a demand for payment could have an adverse effect on the Company's financial condition and results of operation.

At March 31, 2000, cash and cash equivalents from continuing operations were $7,651,000, an increase of $835,000 from $6,816,000 at December 31, 1999. This increase was attributable primarily to payments received with respect to the Company's TPA contracts. These payments constitute deferred revenues that are recognized as income on a pro rata basis over the related contract period, which typically ranges from three to twelve months.

CompManagement leases a 70,000 square foot building in Dublin, Ohio. The lease restricts CompManagement's ability to distribute funds and/or assets to Health Power, Inc. or another affiliate unless CompManagement meets certain tangible net worth requirements.

The Company believes that cash generated from continuing operations will be sufficient to fund its anticipated cash needs for working capital, acquisitions, and expenditures for continuing operations for the next 12 months, including capital requirements caused by the Bank making demand for payment of the $1.5 million demand loan.

DISCONTINUED OPERATIONS

As previously described, the Ohio Department of Insurance issued an order revoking Health Power HMO's certificate of authority effective May 1, 1999. The revocation order permitted Health Power HMO to conclude its affairs and to windup its business on its own, subject to ODI's continuing supervision, but without judicial involvement. Health Power HMO has begun the distribution of all of its assets in payment of the claims of its creditors in the manner approved by the Department. All remaining windup matters, including the distribution of all of its assets, will be completed by the end of May 2000. Health Power HMO did not have sufficient assets to pay the claims of all of its creditors. Health Power, Inc. believes that neither it nor any of its other subsidiaries are liable for any claims against Health Power HMO. Furthermore, Health Power, Inc. does not intend to fund, or cause any other subsidiary to fund, any deficits of Health Power HMO.

SAFE HARBOR STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

Some of the information in this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "project," and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. These "forward-looking statements" are subject to certain risks, uncertainties, and other factors that could cause the Company's actual results to differ materially from those projected, anticipated, or implied. Such risks, uncertainties, and factors that might cause such a difference include, but are not limited to, potential legal actions related to the Company's HMO and its discontinued operations, the Company's dependence upon its MCO contract and group rating plans for revenues, its dependence upon workers' compensation plans and programs administered by governmental agencies pursuant to state statutes and regulations, in particular Ohio's Health Partnership Program and group rating program, risks associated with acquisitions, in particular the Company's ability to locate and acquire other businesses and to integrate these newly acquired operations effectively with its existing businesses, its dependence on certain key personnel, and the Company's ability to effectively compete with larger and more diverse competitors. These and other risks, uncertainties, and factors that could materially affect the financial results of the Company are further discussed in the Company's filings with the Securities and Exchange Commission, including the Form 10-K for the Company's fiscal year ended December 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There is no change in the quantitative and qualitative disclosures about the Company's market risk from the disclosures contained in the Company's Form 10-K for its fiscal year ended December 31, 1999.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                                HEALTH POWER, INC.


DATE:  MAY 15, 2000            BY    /S/ BERNARD F. MASTER, DO
                               -------------------------------------------------
                                     BERNARD F. MASTER, DO, PRESIDENT,
                                     CHIEF OPERATING OFFICER AND CHAIRMAN
                                     OF THE BOARD

DATE:  MAY 15, 2000

                               BY    /S/  PAUL A. MILLER
                               -------------------------------------------------
                                     PAUL A. MILLER, CHIEF FINANCIAL OFFICER AND
                                     PRINCIPAL ACCOUNTING OFFICER