Form 10-Q
period 2000-06-30
HEALTH POWER INC /DE/
filed 2000-08-14
CIK 917674

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 19934 FOR THE TRANSITION PERIOD FROM ___________________ TO ____________________________.



Commission file number: 0-23220
                        -------



                               Health Power, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                             31-1145640
     ---------------------------------     ---------------------------------
     (State or other jurisdiction of       (IRS Employer Identification No.)
      incorporation or organization)

   1209 Orange Street, Wilmington, Delaware             19801
   -----------------------------------------  -------------------------------
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

     Common Stock, $0.01 Par Value                       3,876,974
     -----------------------------           ------------------------------
               Class                         Outstanding at August 14, 2000

                       HEALTH POWER, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                   PAGE
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Consolidated Balance Sheets - as of
                         June  30, 2000 and December 31, 1999                      3 & 4

                    Consolidated Statements of Operations for the six months
                         ended June 30, 2000 and June  30, 1999                      5

                    Consolidated Statements of Cash Flows - for the six
                         months ended June 30, 2000 and June 30, 1999                6


                    Notes to the Consolidated Financial Statements                   7

           Item 2.  Management's Discussion and Analysis of Financial               10
                         Condition and Results of Operations

           Item 3.  Quantitative and Qualitative Disclosures about Market Risk      14


PART II.   OTHER INFORMATION


           Signatures                                                               15

           Exhibits & Reports                                                       16

                            PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                       HEALTH POWER, INC. AND SUBSIDIARIES

      CONSOLIDATED BALANCE SHEETS as of June 30, 2000 and December 31, 1999

                                                  June 30, 2000     December 31,
                ASSETS                             (Unaudited)          1999
                ------                             -----------          ----
Current assets:
  Cash and cash equivalents                        $ 6,588,848       $ 6,815,578
  Accounts receivable, net                           4,179,294         4,094,365
  Prepaid expenses and other assets                  1,076,039           332,988
  Currrent assets of discontinued operations           101,944         4,273,765
  Deferred income taxes                                460,313         2,107,984
                                                   -----------       -----------


        Total current assets                        12,406,438        17,624,680
                                                   -----------       -----------


Property and equipment, net                          3,981,125         3,889,237
Goodwill                                             9,363,211         9,510,984
Deposits and other assets                               63,780           553,371
                                                   -----------       -----------

          Total assets                             $25,814,554       $31,578,272
                                                   ===========       ===========

          The accompanying notes are part of the financial statements

                     CONSOLIDATED BALANCE SHEETS, Continued

                                                        June 30, 2000      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     (Unaudited)           1999
------------------------------------                     -----------           ----
Current liabilities:
  Deferred revenues                                        7,360,447         10,527,550
  Accounts payable                                         1,546,151          1,023,945
  Accrued expenses and other liabilities                   1,061,618            965,476
  Taxes payable                                              524,917            215,215
  Current liabilities of discontinued operations              47,631          6,734,980
  Notes and leases payable - current                       2,514,126          2,764,536
                                                         -----------        -----------


      Total current liabilities                           13,054,890         22,231,702

Notes and leases payable - noncurrent                      1,576,366          2,086,460

Deferred income taxes                                        529,640            224,131
                                                         -----------        -----------


Total Liabilities                                         15,160,896         24,542,293
                                                         -----------        -----------

Stockholders' equity:
  Common stock                                                38,770             38,537
  Additional paid-in capital                              10,889,603         10,854,153
  Accumulated earnings (deficit)                            (274,715)        (3,856,711)
                                                         -----------        -----------

      Total stockholders' equity                          10,653,658          7,035,979
                                                         -----------        -----------

        Total liabilities and stockholders' equity       $25,814,554        $31,578,272
                                                         ===========        ===========

          The accompanying notes are part of the financial statements

                                              HEALTH POWER, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     (Unaudited)                          (Unaudited)
                                                                 Three Months Ended                    Six Months Ended
                                                                       June 30,                             June 30,
                                                                2000              1999              2000              1999
                                                                ----              ----              ----              ----
Revenues:
  Contract                                                    $11,660,032       $7,987,650       $23,748,450       $15,418,069

Expenses:
  Selling, general and administrative                          10,512,039        6,677,244        20,650,032        13,041,072
                                                              -----------       ----------       -----------       -----------

      Income from operations                                    1,147,993        1,310,406         3,098,418         2,376,997

Interest income and other, net                                     37,711           26,785            75,213            37,385
                                                              -----------       ----------       -----------       -----------

      Income from continuing operations
       before income taxes                                      1,185,704        1,337,191         3,173,631         2,414,382

Federal, state and local income taxes                             403,136          699,193         1,233,140           905,723
                                                              -----------       ----------       -----------       -----------

        Net income from continuing operations                     782,568          637,998         1,940,491         1,508,659

Discontinued operations:
  Gain from disposal of discontinued operations (net of
     tax expense of $151,740 and $ 0, respectively)                10,879                0           185,976                 0

Extraordinary Item
  Gain from extinguishment of debt (net of
     tax benefit of $783,058)                                   1,455,529                0         1,455,529                 0
                                                              -----------       ----------       -----------       -----------

        Net income (loss)                                     $ 2,248,976       $  637,998       $ 3,581,996       $ 1,508,659
                                                              ===========       ==========       ===========       ===========

EARNINGS PER SHARE (BASIC)
  Continuing operations, per share                            $      0.20       $     0.17       $      0.50       $      0.39

  Discontinued operations, per share                          $      0.00       $     0.00       $      0.05       $      0.00
                                                              -----------       ----------       -----------       -----------

  Extraordinary item, per share                               $      0.38       $     0.00       $      0.38       $      0.00
                                                              -----------       ----------       -----------       -----------

Net income  per share - basic                                 $      0.58       $     0.17       $      0.93       $      0.39
                                                              ===========       ==========       ===========       ===========

EARNINGS PER SHARE (DILUTED)
  Continuing operations, per share                            $      0.20       $     0.17       $      0.50       $      0.39

  Discontinued operations, per share                          $      0.00       $     0.00       $      0.05       $      0.00
                                                              -----------       ----------       -----------       -----------

  Extraordinary item, per share                               $      0.38       $     0.00       $      0.38       $      0.00
                                                              -----------       ----------       -----------       -----------

Net income per share - diluted                                $      0.58       $     0.17       $      0.93       $      0.39
                                                              ===========       ==========       ===========       ===========


  The accompanying footnotes are an integral part of the financial statements.

                                HEALTH POWER, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF CASH FLOWS

                          FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                    (Unaudited)       (Unaudited)
                                                                       2000              1999
                                                                       -----             ----
Cash flows provided by operating activities:
  Cash (used in) provided by continuing operating activities       $   909,994        $(1,295,849)
  Cash in) provided by discontinued operations                      (3,973,183)           765,502
                                                                   -----------        -----------

     Net cash provided by operating activities:                     (3,063,189)          (530,347)
                                                                   -----------        -----------

Cash flows used in investing activities:
   Purchase of property and equipment, net                            (633,360)          (389,199)
                                                                   -----------        -----------
     Cash used in continuing operating activities                     (633,360)          (389,199)

     Cash provided by discontinued operations                                0                400
                                                                   -----------        -----------
       Net cash used in investing activities                          (633,360)          (388,799)
                                                                   -----------        -----------

Cash flows used in financing activities:
   Payments on notes payable and lease obligations                    (538,814)                 0
   Issuance of Common Stock                                             35,450             39,625
   Change restricted cash of discontinued operations                 3,973,183                  0
                                                                   -----------        -----------

       Net cash used in financing activities                         3,469,819             39,625
                                                                   -----------        -----------


    Net increase in cash and cash equivalents                         (226,730)          (879,521)

Cash and cash equivalents, beginning of year                         6,815,578         11,714,169
                                                                   -----------        -----------

       Cash and cash equivalents, end of period                    $ 6,588,848        $10,834,648
                                                                   ===========        ===========


    The accompanying notes are an integral part of the financial statements

                       HEALTH POWER, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements are unaudited and have been prepared by the management of Health Power, Inc. and subsidiaries (the Company). In the opinion of management, they contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented. The results of operations for the six-month periods ending June 30, 2000 and 1999 are not necessarily indicative of operating results for a full year.

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

3. On December 29, 1998, the Company's Board of Directors formally approved a plan to discontinue operations of the Company's HMO. Accordingly, at December 31, 1998 and 1999, the operating results of the HMO operations included a provision for estimated lease costs, employee severance and benefits, and write-downs of property, plant and equipment during the phase-out period and a loss on disposal and has been segregated from continuing operations and reported as a separate line item on the statement of operations. All operating costs related to HMO operations for the six month period ending June 30, 2000 have been charged against the provision for discontinued operations and management has adjusted the provision to reflect estimated costs considered necessary through the anticipated wind-up date. The Company has classified the operating results of the HMO as discontinued operations in its financial statements. The assets and liabilities of such operations at June 30, 2000 and December 31, 1999, respectively, have been reflected as separate line items on the balance sheet based substantially on the original classification of such assets and liabilities.

     On July 18, 1998, the Ohio Department of Insurance (ODI) issued on order that the Company's HMO business was to be placed under the supervision of ODI. On June 30, 2000, ODI issued an order that terminated the supervision order. As a result of the termination order, certain liabilities of the HMO were extinguished due to the insufficiency of the assets of the HMO. The Company has classified the extinguishment of these liabilities, net of the related tax effect as an extraordinary item in the statement of operations..

4. The Company has two reportable segments for it's continuing operations: consulting services and managed care services, which were determined, based upon its method of internal reporting. Each segment of the Company is managed separately. The consulting services segment offers workers' and unemployment compensation consulting services. The managed care services administer workers' compensation claims for the Ohio Bureau of Workers' Compensation ("OBWC"). The Company also has an all other segment, which derives its revenues from management fees and interest income. Segment data includes intercompany revenues, as well as a charge for allocating corporate expenses to each of its segments. Such amounts have been included in the elimination column to reconcile to consolidated totals.

     Segment Reporting for Continuing Operations:

                                                   SIX MONTHS ENDED JUNE 30, 2000
                                                   ------------------------------
                             MANAGED CARE     CONSULTING
                               SERVICES        SERVICES           OTHER      ELIMINATION'S       TOTAL
                            ------------------------------------------------------------------------------
Revenues to unaffiliated
customers                   $13,836,148       $ 9,912,302      $       --     $        --     $23,748,450
Intercompany revenues                                             244,611        (244,611)
Income before taxes           1,332,556         1,913,478       4,675,136      (4,747,539)      3,173,631


                                                   SIX MONTHS ENDED JUNE 30, 1999
                                                   ------------------------------
Revenues to unaffiliated
customers                   $ 5,830,629       $ 9,587,440      $       --      $        --     $15,418,069
Intercompany revenues                                             960,491         (960,491)
Income before taxes             844,295         1,586,264       4,148,754       (4,164,931)      2,414,382


                                                  THREE MONTHS ENDED JUNE 30, 2000
                                                  --------------------------------
                             MANAGED CARE     CONSULTING
                               SERVICES        SERVICES           OTHER      ELIMINATION'S       TOTAL
                            ------------------------------------------------------------------------------
Revenues to unaffiliated
customers                   $6,642,452       $5,018,557        $     (977)              --     $11,660,032
Intercompany revenues                                             123,258         (123,258)             --
Income before taxes            372,471          812,613         3,443,213       (3,442,593)      1,185,704


                                                  THREE MONTHS ENDED JUNE 30, 1999
                                                  --------------------------------
Revenues to unaffiliated
customers                   $3,121,287       $4,866,363                --               --     $ 7,987,650
Intercompany revenues                                             424,818         (424,818)             --
Income before taxes            626,429          756,004         3,368,577       (3,413,819)      1,337,191

5.   On June 8, 2000, the Board of Directors of Security Capital Corporation
     (SCC) and the Company., signed a definitive agreement to merge. The merger has been approved by the Company's special committee of Independent Directors (the "Special Committee") and is subject to the approval of the Company's shareholders. Pursuant to the terms of the agreement, the Company would become a subsidiary of SCC and stockholders of the Company would receive approximately $26.5 million in cash in exchange for their shares. SCC would also assume or pay approximately $9.75 million in liabilities and expenses of the Company, including amounts needed to extinguish certain severance benefits. The anticipated net purchase price per share to stockholders of the Company is expected to be in the range of $6.88 to $6.93. Following the merger, it is expected that all members of the CompManagement management team will remain in their current positions and maintain an equity interest in the merged entity.

6.   Supplemental Disclosures for Earnings Per Share:

                                                                      SIX
                                                              MONTHS ENDED JUNE 30,
                                                               2000           1999
BASIC & DILUTED:

        Earnings:
                Continuing operations                       $1,940,491     $1,508,659
                Discontinued operations                        185,976              0
                Extraordinary item                           1,455,529              0
                                                            ----------     ----------
                Net income                                   3,581,996     $1,508,659
                                                            ----------     ----------
        Shares:
             Weighted average common shares outstanding      3,859,469      3,839,555
                                                            ----------     ----------

        Continuing operations per share, basic              $     0.50     $     0.39
        Discontinued operations per share, basic                  0.05           0.00
                                                            ----------     ----------
        Extraordinary item per share, basic                       0.38           0.00
                                                            -------------------------
                Net income per share, basic                       0.93           0.39
                                                            -------------------------

                                                            THREE MONTHS ENDED JUNE 30,
                                                                2000           1999
BASIC & DILUTED:

        Earnings:
                Continuing operations                       $11,660,032     $7,987,650
                Discontinued operations                          10,879              0
                Extraordinary item                            1,455,529              0
                                                            -----------     ----------
                Net income                                    2,248,976        637,998
                                                            -----------     ----------
        Shares:
                Weighted average common shares outstanding    3,865,219      3,844,229
                                                            -----------     ----------

        Continuing operations per share, basic              $      0.20     $     0.17
        Discontinued operations per share, basic                   0.00           0.00
        Extraordinary item per share, basic                        0.38           0.00
                                                            -----------     ----------
                Net income per share, basic                 $      0.58           0.17
                                                            --------------------------
        Continuing operations per share, diluted            $      0.20     $     0.17
        Discontinued operations per share, diluted                 0.00           0.00
        Extraordinary item per share, diluted                      0.38           0.00
                                                            -----------     ----------
                Net income per share, diluted               $      0.58           0.17
                                                            --------------------------

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

Through CompManagement and M&N Risk Management, the Company serves as a third party administrator (a "TPA") for workers' and unemployment compensation claims and provides claims management, risk management, and medical cost containment services primarily to Ohio employers. The Company is one of the largest workers' compensation TPAs in Ohio, currently serving approximately 20,000 employers located throughout Ohio. Through CompManagement Health Systems and its division Integrated Comp, the Company operates two state-wide certified managed care organizations (an "MCO") under Ohio's Health Partnership Program and provides medical management services for workers' compensation claims. The Company began offering its MCO services in March 1997, and acquired the assets of Integrated Comp (formerly known as Anthem Managed Comp) in July 1999. The Company's MCOs currently serve approximately 47,000 employers located throughout Ohio. Because all workers' compensation claims are reimbursed by the Ohio Bureau of Workers' Compensation, the Company does not assume any risk for the payment of medical or disability benefits to employees with respect to workers' compensation claims.

On December 29, 1998, the Board of Directors of Health Power, Inc. formally approved a plan to discontinue the operations of Health Power HMO, Inc., its health maintenance organization subsidiary ("Health Power HMO"). Accordingly, the operating results of Health Power HMO have been segregated from continuing operations and are reported separately as discontinued operations. Health Power HMO's certificate of authority was revoked by the order of the Ohio Department of Insurance effective May 1, 1999, for failure to meet statutory financial requirements. The Department's revocation order permitted Health Power HMO to conclude its affairs and to windup its business on its own, subject to the Department's continuing supervision, but without judicial involvement. Health Power HMO has completed the distribution of its assets in payment of the claims of its creditors in the manner approved by the Department. On June 30, 2000, the Ohio Department of Insurance terminated its regulatory supervision of Health Power HMO. All remaining windup matters will be completed by the end of September 2000.

The Company has two reportable segments for its continuing operations, TPA services and MCO services, which were determined based upon its method of internal reporting. Each of these segments is managed separately. The Company also has an all other segment, which derives its revenues from management fees and interest income. As of June 30, 2000 this other segment was no longer in operation.

The following discussion should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report and in the Company's Form 10-K for its fiscal year ended December 31, 1999.


RECENT DEVELOPMENTS

SECURITY CAPITAL CORPORATION AND HEALTH POWER, INC. SIGN MERGER AGREEMENT

On June 8, 2000, Security Capital Corporation ("Security Capital") and Health Power, Inc. ("Health Power") signed a definitive merger agreement. This agreement was approved by both the Board of Directors of Health Power and its Special Independent Committee of Directors. Pursuant to the terms of the agreement, Health Power would become a subsidiary of Security Capital and stockholders of Health Power would receive approximately $26.5 million in cash in exchange for their shares. Security Capital would also assume or pay approximately $9.75 million in liabilities and expenses of Health Power, including amounts needed to extinguish certain severance benefits. The anticipated net purchase price per share to stockholders of Health Power will be in the range of $6.88 to $6.93. Following the merger, it is expected that all members of the CompManagement management team will remain in their current positions and maintain an equity stake in the company.

Health Power stockholders owning approximately 47.7% of the outstanding common stock have signed voting agreements to support the transaction. The merger is expected to be completed during the fourth quarter 2000. The transaction is contingent upon Security Capital's obtaining financing for the transaction, approval by a majority of the Company's stockholders, clearance under the Hart Scott Rodino Antitrust Improvements Act of 1976, and other customary conditions for a transaction of this type. The agreement provides for the Company to call a special meeting of its stockholders as soon as practicable after financing commitments have been obtained.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Revenues from continuing operations increased $3,672,000 or 45.9%, to $11,660,000 during the second quarter of 2000, from $7,988,000 for the same period in 1999. Revenues from TPA services increased 3.1% primarily as a result of increased revenues earned through the annual group rating process as well as from those employers who did not qualify for a group rating plan. Revenues from the MCO services increased 112.8% primarily as a result of the inclusion of revenues from Integrated Comp.

General and administrative (G&A) expenses increased $3,835,000 to $10,512,000, or 90.1% of revenues, for the second quarter of 2000, as compared to $6,677,000, or 83.6% of revenues, for the same period in 1999. G&A expenses increased in the second quarter of 2000 as a percentage of revenues primarily due to costs associated with Open Enrollment - MCO and professional services cost associated with the integration of the acquisition of Integrated Comp. Included in ("G&A") are $103,000 of expenses directly related to the merger of Security Capital Corporation and Health Power. Such expenses relate to the drafting of the merger agreement as well as other documents.

Interest income and other increased $11,000 to $38,000 for the second quarter of 2000, from $27,000 for the same period in 1999. This increase resulted primarily from the retirement of the seller-financed debt related to the M&N Risk Management acquisition.

Income tax expense was $403,000 in the second quarter of 2000, or an effective tax of 33.9%, as compared to $699,000 for the same period in 1999, or an effective tax rate of 52.2%.

As a result of the foregoing, income from continuing operations was $783,000, or basic and diluted earnings per share of $0.20, for the second quarter of 2000, as compared to income from continuing operations of $638,000, or basic and diluted earnings per share of $ 0.17 for the same period in 1999.

The Company experienced a gain from discontinued operations for the second quarter of 2000 of $11,000 or $0.00 basic and diluted earnings per share as compared to no net income or loss from discontinued operations for the same quarter of 1999.

On June 30, 2000, the Ohio Department of Insurance terminated its regulatory supervision of Health Power HMO after the HMO had completed its final windup plan. As a result of this termination, which resulted in the extinguishment of certain liabilities of the HMO business in excess of the assets of the HMO, the Company had to recognize an extraordinary, non-cash gain of $1,456,000, net of taxes, for the second quarter and the six months ended June 30, 2000.

The Company had net income of $2,249,000, or basic and diluted earnings per share of $.58 for the second quarter of 2000, as compared to net income of $638,000, or basic and diluted earnings per share of $0.17, for the same period in 1999. There were 3,865,219 and 3,844,229 basic weighted average shares of common stock and common stock equivalents outstanding at June 30, 2000 and 1999, respectively. There were 3,874,017 and 3,844,229 diluted weighted average shares of common stock and common stock equivalents outstanding at June 30, 2000 and 1999, respectively.


SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Revenues from continuing operations increased $8,330,000 or 54.0%, to $23,748,000 during the first six months of 2000, from $15,418,000 for the same period in 1999. Revenues from TPA services increased 3.3% primarily as a result of increased revenues from M&N Risk Management. Revenues from the MCO services increased 137.3% primarily as a result of the inclusion of revenues from Integrated Comp.

General and administrative ("G&A") expenses increased $7,609,000 to $20,650,000, or 86.9% of revenues, for the first six months of 2000, as compared to $13,040,000, or 84.6% of revenues, for the same period in 1999. G&A expenses increased in the first six months of 2000 as a percentage of revenues primarily due to costs associated with the May open enrollment period for employer selecting an MCO for the MCO business and professional services associated with the integration of the Integrated Comp acquisition.

Interest income and other increased $38,000 to $75,000 for the first six months of 2000, from $37,000 for the same period in 1999. This increase resulted primarily from the retirement of the seller-financed debt related to the M&N Risk Management acquisition.

Income tax expense was $1,233,000 in the first six months of 2000, or an effective tax of 38.8%, as compared to $906,000 for the same period in 1999, or an effective tax rate of 37.5%.

As a result of the foregoing, income from continuing operations was $1,940,000, or basic and diluted earnings per share of $0.50, for the first six months of 2000, as compared to income from continuing operations of $1,509,000, or basic and diluted earnings per share of $ 0.39 for the same period in 1999.

The Company experienced a gain from discontinued operations for the first six months of 2000 of $186,000 or $0.05 basic and diluted earnings per share as compared to no net income or loss from discontinued operations for the same quarter of 1999.

The Company had net income of $3,582,000, or basic and diluted earnings per share of $0.93 for the first six months of 2000, as compared to net income of $1,509,000, or basic and diluted earnings per share of $0.39, for the same period in 1999. There were 3,859,469 and 3,839,555 basic weighted average shares of common stock and common stock equivalents outstanding at June 30, 2000 and 1999, respectively. There were 3,862,936 and 3,839,555 diluted weighted average shares of common stock and common stock equivalents outstanding at June 30, 2000 and 1999, respectively.


LIQUIDITY AND CAPITAL RESOURCES


CONTINUING OPERATIONS

The Company finances its continuing operations through internally generated funds, and its principal sources of cash for continuing operations are revenues from TPA and MCO services. The Company's principal capital needs for continuing operations are to fund expenditures for continued growth and for possible acquisitions.

A working capital deficit of $664,200 from continuing operations existed at June 30, 2000, as compared to a working capital deficit from continuing operations of $2,147,000 at December 31, 1999. The Company believes that cash generated from continuing operations should be sufficient to cure the working capital deficit during the third quarter of 2000. However, there can be no assurance that cash generated from continuing operations will be sufficient to cure the working capital deficit. In addition, the Company has an outstanding balance of $1.0 million on a bank loan due on demand related to the acquisition of M&N Risk Management. Although the Company believes that the bank does not intend to make demand for payment of such loan in the immediate future, the facts and circumstances surrounding the Company could change at any time such that the bank would demand payment of such loan. Such a demand for payment could have an adverse effect on the Company's financial condition and results of operation.

At June 30, 2000, cash and cash equivalents from continuing operations were $6,589,000, a decrease of $227,000 from $6,816,000 at December 31, 1999. This decrease was attributable primarily to payment towards the bank demand loan related to the acquisition of M&N Risk Management.

CompManagement leases a 70,000 square foot building in Dublin, Ohio. The lease restricts CompManagement's ability to distribute funds and/or assets to Health Power, Inc. or another affiliate unless CompManagement meets certain tangible net worth requirements.

The Company believes that cash generated from continuing operations will be sufficient to fund its anticipated cash needs for working capital, acquisitions, and expenditures for continuing operations for the next 12 months, including capital requirements caused by the Bank making demand for payment of the $1.0 million demand loan.

DISCONTINUED OPERATIONS

As previously described, the Ohio Department of Insurance issued an order revoking Health Power HMO's certificate of authority effective May 1, 1999. The revocation order permitted Health Power HMO to conclude its affairs and to windup its business on its own, subject to ODI's continuing supervision, but without judicial involvement. The Ohio Department of Insurance terminated its regulatory supervision of Health Power HMO. Health Power HMO has completed the distribution of its assets in payment of the claims of its creditors in the manner approved by the Department. All remaining windup matters will be completed by the end of September 2000. Health Power HMO did not have sufficient assets to pay the claims of all of its creditors. Health Power, Inc. believes that neither it nor any of its other subsidiaries are liable for any claims against Health Power HMO. Furthermore, Health Power, Inc. does not intend to fund, or cause any other subsidiary to fund, any deficits of Health Power HMO.

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


                                                HEALTH POWER, INC.




DATE:  AUGUST 14, 2000                   BY   /S/ BERNARD F. MASTER, DO
                                         ---------------------------------------
                                              BERNARD F. MASTER, DO, PRESIDENT,
                                              CHIEF EXECUTIVE OFFICER AND
                                              CHAIRMAN OF THE BOARD










DATE:  AUGUST 14, 2000                   BY   /S/ PAUL A. MILLER
                                         ---------------------------------------
                                              PAUL A. MILLER, CHIEF FINANCIAL
                                              OFFICER AND PRINCIPAL ACCOUNTING
                                              OFFICER

                           Part II - Other Information


Item 6.  Exhibits and Reports on Form 8 -K

         (a)      Exhibits
                  --------
                     27       Financial Data Schedule

         (b)      Reports on Form 8 - K
                  ---------------------

                     On June 15, 2000, the Company filed a Form 8 - K (dated June 8, 2000) reporting under item 5 of such report the Company's entering into a merger agreement with Security Capital Corporation.