Form 10-Q
period 2000-09-30
HEALTH POWER INC /DE/
filed 2000-11-14
CIK 917674

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 19934 FOR THE TRANSITION PERIOD
                  FROM                          TO                             .
                       ------------------------    ---------------------------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []. Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $0.01 Par Value                  3,888,460
-------------------------------------  -----------------------------------------
                 Class                        Outstanding at November 14, 2000

                       HEALTH POWER, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheets - as of                        3 & 4
                  September 30, 2000 and December 31, 1999

                Consolidated Statements of Operations for the nine months     5
                  ended September 30, 2000 and September  30, 1999

                Consolidated Statements of Cash Flows - for the nine months
                  ended  September 30, 2000 and  September 30, 1999           6

                Notes to the Consolidated Financial Statements                7

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          11

        Item 3. Quantitative and Qualitative Disclosures about Market Risk   15


PART II.OTHER INFORMATION

        Item 4. Exhibits & Reports                                           15

        Signatures                                                           16

                            PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                       HEALTH POWER, INC. AND SUBSIDIARIES

   CONSOLIDATED BALANCE SHEETS as of September 30, 2000 and December 31, 1999


                                              September 30, 2000    December 31,
                        ASSETS                   (Unaudited)            1999
                        ------                   -----------            ----

Current assets:
  Cash and cash equivalents                       $3,990,997         $6,815,578
  Accounts receivable, net                         4,022,296          4,094,365
  Prepaid expenses and other assets                1,005,603            332,988
  Current assets of discontinued operations           55,011          4,273,765
  Deferred income taxes                              255,680          2,107,984
                                                  ----------         ----------

        Total current assets                       9,329,587         17,624,680
                                                  ----------         ----------

Property and equipment, net                        4,151,867          3,889,237
Goodwill                                           9,238,441          9,510,984
Deposits and other assets                             63,780            553,371
                                                 -----------        -----------
          Total assets                           $22,783,675        $31,578,272
                                                 ===========        ===========

    The accompanying notes are an integral part of the financial statements

                                                                 September 30, 2000            December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                 (Unaudited)                   1999
                                                                 ------------------            ------------
Current liabilities:
  Deferred revenues                                                  $4,735,835                 $10,527,550
  Accounts payable                                                      789,208                   1,023,945
  Accrued expenses and other liabilities                              1,218,399                     965,476
  Taxes payable                                                         958,200                     215,215
  Current liabilities of discontinued operations                          2,389                   6,734,980
  Notes and leases payable                                            1,566,845                   2,764,536
                                                                    -----------                 -----------

      Total current liabilities                                       9,270,876                  22,231,702

Notes and leases payable - noncurrent                                 1,576,366                   2,086,460

Deferred income taxes                                                   480,240                     224,131
                                                                    -----------                 -----------

Total Liabilities                                                    11,327,482                  24,542,293
                                                                    -----------                 -----------

Stockholders' equity:
  Common stock                                                           38,885                      38,537
  Additional paid-in capital                                         10,907,502                  10,854,153
  Accumulated  earnings (deficit )                                      509,806                  (3,856,711)
                                                                    -----------                 -----------
      Total stockholders' equity                                     11,456,193                   7,035,979
                                                                    -----------                 -----------
        Total liabilities and stockholders' equity                  $22,783,675                 $31,578,272
                                                                    ===========                 ===========


    The accompanying notes are an integral part of the financial statements

                       HEALTH POWER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     (Unaudited)                            (Unaudited)
                                                                 Three Months Ended                      Nine Months Ended
                                                                        Sept 30,                               Sept 30,
                                                                2000                1999                2000               1999
                                                                ----                ----                ----               ----
Revenues:
  Contract                                                  $11,658,520         $10,571,121         $35,406,970       $25,989,190

Expenses:
  Selling, general and administrative                        10,318,395           9,754,888          30,968,427        22,795,960
                                                            -----------         -----------         -----------       -----------

      Income from operations                                  1,340,125             816,233           4,438,543         3,193,230

Interest income and other, net                                   (8,863)           (114,430)             66,350           (77,045)
                                                            -----------         -----------         -----------       -----------

      Income from continuing operations
       before income taxes                                    1,331,262             701,803           4,504,893         3,116,185

Federal, state and local income taxes                           541,741             184,089           1,774,881         1,089,812
                                                            -----------         -----------         -----------       -----------

        Net income from continuing operations                   789,521             517,714           2,730,012         2,026,373

Discontinued operations:
  Gain from disposal of discontinued operations (net of
     tax expense of $3,000 and $ 0 ,  /                          (5,000)                  0             180,976                 0
   / $149,640 and $ 0 , respectively  )

Extraordinary Item
  Gain from extinguishment of debt (net of
     tax benefit of $783,058 )                                        0                   0           1,455,529                 0
                                                            -----------         -----------         -----------       -----------
        Net income (loss)                                      $784,521            $517,714          $4,366,517        $2,026,373
                                                            ===========         ===========         ===========       ===========
EARNINGS PER SHARE (BASIC)
  Continuing operations, per share                                $0.20               $0.13               $0.70             $0.53

  Discontinued operations, per share                              $0.00               $0.00               $0.05             $0.00
  Extraordinary item, per share                                   $0.00               $0.00               $0.38             $0.00
                                                            ===========         ===========         ===========       ===========
Net income  per share - basic                                     $0.20               $0.13               $1.13             $0.53
                                                            ===========         ===========         ===========       ===========
EARNINGS PER SHARE (DILUTED)
  Continuing operations, per share                                $0.20               $0.13               $0.70             $0.53

  Discontinued operations, per share                              $0.00               $0.00               $0.05             $0.00

  Extraordinary item, per share                                   $0.00               $0.00               $0.38             $0.00
                                                            ===========         ===========         ===========       ===========

Net income  per share - diluted                                   $0.20               $0.13               $1.13             $0.53
                                                            ===========         ===========         ===========       ===========


 The accompanying footnotes are an integral part of the financial statements.

                       HEALTH POWER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              for the nine months ended September 30, 2000 and 1999



                                                                                  (Unaudited)                   (Unaudited)
                                                                                     2000                          1999
                                                                                     ----                          ----

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:

  Cash (used in) continuing operating activities                                    ($207,118)                ($3,755,552)
  Cash (used in) provided by discontinued operations                               (4,021,230)                    562,344
                                                                                   ----------                  ----------

     Net cash (used in) operating activities:                                      (4,228,348)                 (3,193,208)
                                                                                   ----------                  ----------

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:

   Purchase of property and equipment, net                                         (1,183,384)                   (772,340)
   Acquisition of business                                                                  0                  (1,590,576)
                                                                                   ----------                  ----------
     Cash (used in) continuing operating activities                                (1,183,384)                 (2,362,916)

     Cash provided by discontinued operations                                               0                      21,086
                                                                                   ----------                  ----------
       Net cash (used in) investing activities                                     (1,183,384)                 (2,341,830)
                                                                                   ----------                  ----------

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:

   Payments on notes payable and lease obligations                                 (1,487,776)                          0
   Issuance of Common Stock                                                            53,697                      42,867
   Change restricted cash of discontinued operations                                4,021,230                           0
                                                                                   ----------                  ----------

       Net cash provided by financing activities                                    2,587,151                      42,867
                                                                                   ----------                  ----------

    Net decrease in cash and cash equivalents                                      (2,824,581)                 (5,492,171)

Cash and cash equivalents, beginning of year                                        6,815,578                  11,714,169
                                                                                   ----------                  ----------

       Cash and cash equivalents, end of period                                    $3,990,997                  $6,221,998
                                                                                   ==========                  ===========

    The accompanying notes are an integral part of the financial statements

                       HEALTH POWER, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements are unaudited and have been prepared by the management of Health Power, Inc. In the opinion of management, they contain the adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented. The results of operations for the nine-month periods ending September 30, 2000 and 1999 are not necessarily indicative of operating results for a full year.

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

3. On December 29, 1998, the Company's Board of Directors formally approved a plan to discontinue operations of the Company's HMO. Accordingly, at December 31, 1998 and 1999, the operating results of the HMO operations included a provision for estimated lease costs, employee severance and benefits, and write-downs of property, plant and equipment during the phase-out period and a loss on disposal and has been segregated from continuing operations and reported as a separate line item on the statement of operations. All operating costs related to HMO operations for the nine month period ending September 30, 2000 have been charged against the provision for discontinued operations and management has adjusted the provision to reflect anticipated costs considered necessary through the anticipated wind-up date. The Company has classified the operating results of the HMO as discontinued operations in its financial statements. The assets and liabilities of such operations at September 30, 2000 and December 31, 1999, respectively, have been reflected as separate line items on the balance sheet based substantially on the original classification of such assets and liabilities.

     On July 18, 1998, the Ohio Department of Insurance (ODI) issued an order that the Company's HMO business was to be placed under the supervision of ODI. On June 30, 2000, ODI issued an order that terminated the supervision order. As a result of the termination order, certain liabilities of the HMO were extinguished due to the insufficiency of the assets of the HMO. The Company has classified the extinguishment of these liabilities, net of the related tax effect as an extraordinary item in the statement of operations.

4. On June 8, 2000, Security Capital Corporation (SCC) and the Company signed a definitive agreement to merge. The merger is subject to the approval of the Company's shareholders. Pursuant to the terms of the agreement, the Company will become a subsidiary of SCC and stockholders of the Company will receive approximately $27.3 million in cash, or in the range of $6.98 to $7.03 per share, in exchange for their shares. Following the merger, it is expected that all members of the CompManagement management team will remain in their current positions and maintain an equity interest in the merged entity.

5. The Company has two reportable segments for it's continuing operations: consulting services and managed care services, which were determined, based upon its method of internal reporting. Each segment of the Company is managed separately. The consulting services segment offers workers' and unemployment compensation consulting services. The managed care services administer workers' compensation claims for the Ohio Bureau of Workers' Compensation ("OBWC"). The Company also has an all other segment, which derives its revenues from management fees and interest income. Segment data includes intercompany revenues, as well as a charge for allocating corporate expenses to each of its segments. Such amounts have been included in the elimination column to reconcile to consolidated totals.


Segment Reporting for Continuing Operations:


                                                                     NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                 ---------------------------------------------
                                               MANAGED CARE       CONSULTING        OTHER        ELIMINATION'S       TOTAL
                                                 SERVICES          SERVICES
                                         ------------------- ---------------- --------------- ---------------- ---------------
        Revenues to unaffiliated                $20,559,353      $14,847,617   $               $           -      $35,406,970
        customers
        Intercompany revenues                                                       246,423         (246,423)
        Income before taxes                       1,885,228        2,692,175      5,758,686       (5,831,196)       4,504,893


                                                                 NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                                 ------------------------------------

        Revenues to unaffiliated                $11,313,773      $14,675,417   $          -    $           -      $25,989,190
        customers
        Intercompany revenues                                                     1,276,924       (1,276,924)
        Income before taxes                         147,317        3,006,692      4,666,468       (4,704,292)       3,116,185




                                                                    THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                                 --------------------------------------------
                                               MANAGED CARE       CONSULTING        OTHER       ELIMINATION'S       TOTAL
                                                 SERVICES          SERVICES
                                         ------------------- --------------- -------------- ---------------- ---------------
        Revenues to unaffiliated                 $6,723,205      $4,935,315    $               $           -     $11,658,520
        customers
        Intercompany revenues                                                         1,812           (1,812)
        Income before taxes                         552,672         778,697         802,416         (802,523)      1,331,262


                                                                  THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                                  -------------------------------------
        Revenues to unaffiliated                 $5,483,144      $5,087,977    $          -    $           -     $10,571,121
        customers
        Intercompany revenues                                                       316,433         (316,433)
        Income before taxes                        (696,978)      1,420,428         517,714         (539,361)        701,803


6.   Supplemental Disclosures for Earnings Per Share:

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                           2000             1999

        BASIC:
                Earnings:
                Income from continuing operations                                         $2,730,012         $2,026,373
                Gain on disposal of discontinued operations                                  180,976                  -
                Gain on extraordinary item                                                 1,455,529                  -
                                                                                          ----------         ----------
                        Net income                                                        $4,366,517         $2,026,373
                                                                                          ----------         ----------
                Shares:
                        Weighted average common shares outstanding                         3,865,918          3,843,470
                                                                                          ----------         ----------

                Income from continuing operations per common share, basic                      $0.70              $0.53
                Gain on disposal of discontinued operations per share, basic                    0.05               0.00
                Gain on extraordinary item per share, basic                                     0.38               0.00
                                                                                          ----------         ----------
                        Net income per common share, basic                                     $1.13              $0.53

        DILUTED:                                                                                2000             1999
                Earnings:
                Income from continuing operations                                         $2,730,012         $2,026,373
                Gain on disposal of discontinued operations                                  180,976                  -
                Gain on extraordinary item                                                 1,455,529                  -
                                                                                          ----------         ----------
                        Net income                                                        $4,366,517         $2,026,373
                                                                                          ----------         ----------
                 Shares:
                        Weighted average common shares outstanding                         3,865,918          3,843,470
                        Add: Dilutive effect of outstanding options                            8,610                 98
                        Weighted average common shares outstanding, diluted                3,874,528          3,843,568
                                                                                          ----------         ----------

              Income from continuing operations per common share, diluted                      $0.70              $0.53
              Gain on disposal of discontinued operations per share, diluted                    0.05               0.00
              Gain on extraordinary item per share, diluted                                     0.38               0.00
                                                                                          ----------         ----------
                        Net income per common share, diluted                                   $1.13              $0.53


                                                                                              -------------------------

                                                                                                 THREE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                                2000             1999
        BASIC:
                Earnings:
                        Income from continuing operations                                   $789,521           $517,714
                        Loss on disposal of discontinued operations                           (5,000)                 -
                        Gain on extraordinary item                                                 -                  -
                                                                                            --------           --------
                        Net income                                                          $784,521           $517,714
                                                                                            --------           --------
                Shares:
                        Weighted average common shares outstanding                         3,878,928          3,851,172
                                                                                           ---------          ---------

                Income from continuing operations per common share, basic                      $0.20              $0.13
                Gain on disposal of discontinued operations per share, basic                    0.00               0.00
                Gain on extraordinary item per share, basic                                     0.00               0.00
                                                                                           ---------          ---------
                        Net income per common share, basic                                     $0.20              $0.13



        DILUTED:                                                                               2000             1999
                Earnings:
                        Income from continuing operations                                   $789,521           $517,714
                        Gain on disposal of discontinued operations                           (5,000)                 -
                        Gain on extraordinary item                                                 -                  -
                                                                                           ---------          ---------

                        Net income                                                          $784,521           $517,714
                                                                                           ---------          ---------
                 Shares :
                        Weighted average common shares outstanding                         3,878,928          3,851,172
                        Add: Dilutive effect of outstanding options                           23,299                  0
                        Weighted average common shares outstanding, diluted                3,902,227          3,851,172
                                                                                           ---------          ---------

              Income from continuing operations per common share, diluted                      $0.20              $0.13
              Gain on disposal of discontinued operations per share, diluted                    0.00               0.00
              Gain on extraordinary item per share, diluted                                     0.00               0.00
                                                                                           ---------          ---------
                        Net income per common share, diluted                                   $0.20              $0.13


November 10, 2000
HEALTH POWER INC /DE/ (HPWR)
Quarterly Report (SEC form 10-Q)


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

On December 29, 1998, the Board of Directors of Health Power, Inc. formally approved a plan to discontinue the operations of Health Power HMO, Inc., its health maintenance organization subsidiary ("Health Power HMO"). Accordingly, the operating results of Health Power HMO have been segregated from continuing operations and are reported separately as discontinued operations. Health Power HMO's certificate of authority was revoked by the order of the Ohio Department of Insurance effective May 1, 1999, for failure to meet statutory financial requirements. The Department's revocation order permitted Health Power HMO to conclude its affairs and to windup its business on its own, subject to the Department's continuing supervision, but without judicial involvement. Health Power HMO has substantially completed the distribution of all of its assets in payment of the claims of its creditors in the manner approved by the Department. As of June 30, 2000, the Ohio Department of Insurance removed its supervision order. All remaining windup matters will be completed by the end of November 2000.

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


RECENT DEVELOPMENTS

SECURITY CAPITAL CORPORATION AND HEALTH POWER, INC. SIGN MERGER AGREEMENT

On June 8, 2000, Security Capital Corporation (SCC) and Health Power, Inc. signed a definitive agreement to merge. The merger is subject to the approval of the Company's shareholders. Pursuant to the terms of the agreement, the Company will become a subsidiary of SCC and stockholders of the Company will receive approximately $27.3 million in cash, or in the range of $6.98 to $7.03 per share, in exchange for their shares. Following the merger, it is expected that all members of the CompManagement management team will remain in their current positions and maintain an equity interest in the merged entity.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues from continuing operations increased $1,089,000 or 10.3%, to $11,660,000 during the third quarter of 2000, from $10,571,000 for the same period in 1999. Revenues from TPA services decreased 3.0% primarily as a result of adjustments and cancellations through the annual group rating process. Revenues from the MCO services increased 22.6% primarily as a result of the inclusion of revenues from Integrated Comp.

General and administrative ("G&A") expenses increased $565,000 to $10,320,000, or 88.5% of revenues, for the third quarter of 2000, as compared to $9,755,000, or 92.2% of revenues, for the same period in 1999. G&A expenses decreased in the third quarter of 2000 as a percentage of revenues due to spreading fixed costs over a higher revenue base. Included in G&A expense is $146,000 of expenses directly related to the merger of Security Capital Corporation and the Company. Such expenses relate to the negotiation and preparation of the merger agreement as well as other documents.

"Open enrollment" for the MCO business and professional services associated with the integration of the acquisition of Integrated CompManagement increased the overall G&A expenses in the third quarter.

Interest income and other expenses,net decreased $105,000 to $9,000 expenses for the third quarter of 2000, from $114,000 for the same period in 1999. This decrease in expense resulted primarily from the retirement of the seller-financed debt related to the M&N Risk Management acquisition.


Income tax expense was $542,000 in the third quarter of 2000, or an effective tax of 40.75%, as compared to $184,000 for the same period in 1999, or an effective tax rate of 26.23%.

As a result of the foregoing, income from continuing operations was $790,000, or basic and diluted earnings per share of $0.20, for the third quarter of 2000, as compared to income from continuing operations of $518,000, or basic and diluted earnings per share of $ 0.13 for the same period in 1999. Excluding the transaction costs, the income from continuing operations was $936,000 or basic & diluted earnings per share of $0.24.

The Company had net income of $784,000, or basic and diluted earnings per share of $0.20 for the third quarter of 2000, as compared to net income of $518,000, or basic and diluted earnings per share of $0.13, for the same period in 1999. There were 3,878,928 and 3,851,172 basic weighted average shares of common stock and common stock equivalents for the three months outstanding at September 30, 2000 and 1999, respectively. There were 3,902,227 and 3,851,172 diluted weighted average shares of common stock and common stock equivalents for the three months outstanding at September 30, 2000 and 1999, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues from continuing operations increased $9,418,000 or 36.2%, to $35,407,000 during the first nine months of 2000, from $25,989,000 for the same period in 1999. Revenues from TPA services increased 1.2% primarily as a result of increased revenues from M&N Risk Management. Revenues from the MCO services increased 81.7% primarily as a result of the inclusion of revenues from Integrated Comp.

General and administrative ("G&A") expenses stayed the same, $8,172,000 to $30,968,000, or 87.5% of revenues, for the first nine months of 2000, as compared to $22,796,000, or 87.7% of revenues, for the same period in 1999.

G&A expenses increased overall in the first nine months of 2000 primarily due to costs associated with "Open Enrollment" for the MCO business and professional services associated with the integration of the Integrated CompManagement acquisition.

Interest income and other increased $143,000 to $66,000 for the first nine months of 2000, from $77,000 expense for the same period in 1999. This increase resulted primarily from the retirement of the seller-financed debt related to the M&N Risk Management acquisition.

Income tax expense was $1,775,000 in the first nine months of 2000, or an effective tax of 39.4%, as compared to $1,090,000 for the same period in 1999, or an effective tax rate of 35.0%.

As a result of the foregoing, income from continuing operations was $2,730,000, or basic earnings per share of $0.70 and diluted earnings per share of $0.70, for the first nine months of 2000, as compared to income from continuing operations of $2,026,000, or basic and diluted earnings per share of $ 0.53 for the same period in 1999.

The Company experienced a gain from discontinued operations for the first nine months of 2000 of $180,000 or $0.05 basic and diluted earnings per share as compared to no net income or loss from discontinued operations for the same period during 1999.

On June 30, 2000, the Ohio Department of Insurance terminated its regulatory Supervision of Health Power HMO after the HMO had completed its final windup plan. As a result of this termination, which resulted in the extinguishment of certain liabilities of the HMO business in excess of the assets of the HMO, the Company has recognized an extraordinary, non-cash gain of $1,456,000, net of taxes, for the second quarter ended June 30, 2000.

The Company had net income of $4,367,000, or basic and diluted earnings per share of $1.13 for the first nine months of 2000, as compared to net income of $2,026,000, or basic and diluted earnings per share of $0.53, for the same period in 1999. There were 3,865,918 and 3,843,470 basic weighted average shares of common stock and common stock equivalents outstanding at September 30, 2000 and 1999, respectively. There were 3,874,528 and 3,843,568 diluted weighted average shares of common stock and common stock equivalents outstanding at September 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES


CONTINUING OPERATIONS

The Company finances its continuing operations through internally generated funds, and its principal sources of cash for continuing operations are revenues from TPA and MCO services. The Company's principal capital needs for continuing operations are to fund expenditures for continued growth and for possible acquisitions.

The company had $6,000 of working capital from continuing operations as of September 30, 2000, as compared to a working capital deficit from continuing operations of $2,147,000 at December 31, 1999. The Company believes that cash generated from continuing operations should be sufficient to meet the working capital requirement during the fourth quarter of 2000. However, there can be no assurance that cash generated from continuing operations will be sufficient to meet the working capital requirement. In addition, the Company has an outstanding balance of $1.0 million on a bank loan due on demand related to the acquisition of M&N Risk Management. Although the Company believes that the bank does not intend to make demand for payment of such loan in the immediate future, the facts and circumstances surrounding the Company could change at any time such that the bank would demand payment of such loan. Such a demand for payment could have an adverse effect on the Company's financial condition and results of operation.

At September 30, 2000, cash and cash equivalents from continuing operations were $3,991,000, a decrease of $2,824,000 from $6,815,000 at December 31, 1999. This decrease was attributable primarily to payment towards the bank demand loan related to the acquisition of M&N Risk Management and the payments towards the seller financed debt related to the Anthem Integrated purchase.

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

DISCONTINUED OPERATIONS

As previously described, the Ohio Department of Insurance issued an order revoking Health Power HMO's certificate of authority effective May 1, 1999. The revocation order permitted Health Power HMO to conclude its affairs and to windup its business on its own, subject to ODI's continuing supervision, but without judicial involvement. The Ohio Department of Insurance released it supervision effective June 30, 2000. Health Power HMO has completed the distribution of all of its assets in payment of the claims of its creditors in the manner approved by the Department. All remaining windup matters will be completed by the end of November 2000. Health Power HMO did not have sufficient assets to pay the claims of all of its creditors. Health Power, Inc. believes that neither it nor any of its other subsidiaries are liable for any claims against Health Power HMO. Furthermore, Health Power, Inc. does not intend to fund, or cause any other subsidiary to fund, any deficits of Health Power HMO.

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



Part II - Other Information


Item 4. Exhibits and Reports on Form 8 -K

     (a)      EXHIBITS

                 27       Financial Data Schedule


     (b)      REPORTS ON FORM 8 - K

                 On August 25, 2000, the Company filed a Form 8 - K (dated August 23, 2000) reporting under item 5 of such report the Company's entering into an amended merger agreement with Security Capital Corporation.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                                HEALTH POWER, INC.




DATE:  NOVEMBER 14, 2000          By      /s/ BERNARD F. MASTER, DO
                                  ----------------------------------------------
                                        BERNARD F. MASTER, DO,  PRESIDENT,
                                        CHIEF OPERATING OFFICER AND CHAIRMAN
                                        OF THE BOARD







DATE:  NOVEMBER 14, 2000


                                  By     /s/  PAUL A. MILLER
                                  ----------------------------------------------
                                        PAUL A. MILLER, CHIEF FINANCIAL OFFICER
                                        AND PRINCIPAL ACCOUNTING OFFICER